Form 10-Q
period 2022-06-30
PHOENIX MOTOR INC.
filed 2022-08-15
CIK 1879848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number: 333-261384

Phoenix Motor Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4319789
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 Lakeview Loop, Anaheim, CA	92807
(Address of Principal Executive Offices)	(Zip Code)

(909) 978-0815

(Registrant’s Telephone Number, Including Area Code)

1500 Lakeview Loop

Anaheim, CA 92807

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.0004 per share	PEV	NASDAQ Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant had 19,643,750 shares of common stock outstanding at August 8, 2022.

PART I

Item 1. Interim Financial Statements

PHOENIX MOTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$7,764	$2,683
Accounts receivable, net	1,250	1,201
Inventories	3,796	2,225
Prepaid expenses and other current assets	3,741	528
Total current assets	16,551	6,637
Restricted cash, non-current	250	—
Property and equipment, net	1,484	2,205
Intangible assets, net	2,014	2,323
Goodwill	4,271	4,271
Total assets	$24,570	$15,436

Liabilities
Current liabilities
Accounts payable	$2,353	$1,786
Accrued liabilities	880	779
Advance from customers	794	803
Deferred revenue	487	714
Warranty reserve	340	360
Long-term borrowing, current portion	10	10
Total current liabilities	4,864	4,452
Long-term borrowings	165	756
Total liabilities	5,029	5,208

Commitments and contingencies (Note 10)

Equity
Common stocks, par $0.0004, 450,000,000 shares authorized, 19,600,000 and 17,500,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively*	8	7
Subscription receivable	—	(7)
Additional paid in capital	39,637	26,085
Accumulated deficit	(20,104)	(15,857)
Total equity	19,541	10,228
Total liabilities and equity	$24,570	$15,436
*	The shares are presented on a retrospective basis to reflect the Company’s stock split (Note 7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues	$1,499	$653	$2,170	$1,126
Cost of revenues	1,174	812	1,725	1,233
Gross profit (loss)	325	(159)	445	(107)
Operating expenses:
Selling, general and administrative	2,290	2,142	5,313	4,099
Operating loss	(1,965)	(2,301)	(4,868)	(4,206)

Other income (expense):
Interest (expense) income, net	(2)	1	(4)	2
Others	54	—	639	—
Total other income, net	52	1	635	2
Loss before income taxes	(1,913)	(2,300)	(4,233)	(4,204)
Income tax provision	(12)	(1)	(14)	(3)
Net loss	$(1,925)	$(2,301)	$(4,247)	$(4,207)

Net loss per share of common stock:
Basic and Diluted	$(0.11)	$(0.13)	$(0.24)	(0.24)
Weighted average shares outstanding*	17,984,615	17,500,000	17,740,984	17,500,000
*	The shares are presented on a retrospective basis to reflect the Company’s stock split (Note 7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)

				Additional		Total
	Common Stock		Subscription	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance as of January 1, 2021	17,500,000	$7	$(7)	$26,033	$(1,243)	$24,790
Net loss					(1,906)	(1,906)
Stock-based compensation				44		44
Balance as of March 31, 2021	17,500,000	$7	$(7)	$26,077	$(3,149)	$22,928
Net loss					(2,301)	(2,301)
Stock-based compensation				1		1
Balance as of June 30, 2021	17,500,000	$7	$(7)	$26,078	$(5,450)	$20,628

Balance as of January 1, 2022	17,500,000	$7	(7)	26,085	(15,857)	10,228
Net loss					(2,322)	(2,322)
Stock-based compensation				63		63
Balance as of March 31, 2022	17,500,000	$7	(7)	26,148	(18,179)	7,969
Net loss					(1,925)	(1,925)
Stock-based compensation				52		52
Receipt of subscription receivable			7			7
Issuance of common stock in the initial public offering ("IPO")	2,100,000	1		13,437		13,438
Balance as of June 30, 2022	19,600,000	$8	—	39,637	(20,104)	19,541
*	The shares are presented on a retrospective basis to reflect the Company’s stock split (Note 7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	(4,247)	(4,207)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	855	862
Gain on disposal of fixed assets	(54)	—
Forgiveness of PPP loan	(586)	—
Stock-based compensation expenses	115	45
Changes in operating assets and liabilities:
Accounts receivable	(49)	(235)
Inventories	(1,607)	(289)
Prepaid expenses and other assets	(3,213)	(2,477)
Accounts payable	567	199
Accrued liabilities	101	81
Warranty reserve	(20)	(85)
Deferred revenue	(227)	(138)
Advance from customer	(9)	25
Net cash used in operating activities	(8,374)	(6,219)

Cash flows from investing activities:
Proceeds from disposal of fixed assets	273	—
Purchase of property, plant and equipment	(8)	(458)
Net cash generated from (used in) investing activities	265	(458)

Cash flows from financing activities:
Proceeds from borrowings	—	586
Proceeds from related party	1,676	—
Repayment to related party	(1,676)	—
Repayment of borrowings	(5)	(8)
Proceeds from IPO	13,438	—
Proceeds from capital injection by a shareholder	7	—
Net cash generated from financing activities	13,440	578

Increase (Decrease)in cash, cash equivalents and restricted cash	5,331	(6,099)
Cash, cash equivalents and restricted cash at beginning of the period	2,683	15,699
Cash, cash equivalents and restricted cash at end of the period	8,014	9,600

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	7,764	9,600
Restricted cash	250	—
Total cash, cash equivalents, and restricted cash	8,014	9,600

Supplemental cash flow information:
Interest paid	—	—
Income tax paid	3	3
Non-cash investing activities:
Inventories transferred to property and equipment	36	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US$ thousands, except share and per share data)

1.Description of Business and Organization

Phoenix Motor Inc. (“Phoenix Motor” and the “Company”) and its subsidiaries (collectively the “Group”) is a techno-motive company that designs, assembles, and integrates electric drive systems for medium duty electric vehicles (“EVs”).

Phoenix Cars, LLC (“PCL”), a subsidiary of Phoenix Motor, designs and manufactures zero- emission electric drivetrain systems for integration in medium to heavy-duty commercial fleet vehicles in United States. PCL also sells a range of material handling products including all-electric lithium-ion forklifts and pallet jacks. Phoenix Motorcars Leasing, LLC (“PML”), a subsidiary of Phoenix Motor, serves as a sales and leasing dealership for PCL in United States.

2.Liquidity Condition

The Group has recurring losses from operations. The Group has incurred a net loss of $1,925 and $4,247 during the three and six months ended June 30, 2022, respectively, and the cash used in the operating activities for the six months ended June 30, 2022 was $8,374. As of June 30, 2022, the Group had a working capital balance of $11,687. The Group’s operating results and capital requirements for future periods depend on many factors, including the growth and scaling of the Group’s manufacturing operations, the timing and extent of spending to support development efforts for products and services, the timing of new product introductions the continuing market acceptance of the Group’s products and services, and the expansion of the Group’s sales and marketing teams. Until the Group can generate sufficient cash flow from operations, the Group expect to fund its operations through a combination of equity offerings, debt financings or other capital markets transactions, while diligently executing on collaborations and strategic initiatives to optimize use of available fundings.

For the next 12 months from the issuance date of this consolidated interim financial statements, the Group plans to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level. Such measures include: 1) align capacity with demand and prioritize production for high margin products in the Group’s order backlog; 2) expand and strengthen strategic partnership to outsource a significant portion of design and engineering work for next generation product to third party vendors and suppliers to control overall development costs; 3) implement comprehensive budget control and reduce operating expenses; and 4) proactively implement a robust capital market strategy that includes both debt and equity offerings to meet the Group’s financing needs. Considering these factors and the amount of cash raised from initial public offering in June 2022, the Group has concluded that its current liquidity and working capital will be sufficient to meet its obligations for the next 12 months from the issuance date of this quarterly report.

3.Summary of Significant Accounting Policies

(a)Basis of Presentation

The unaudited condensed consolidated financial statements of the Group are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements do not include all the information and disclosures required in the annual financial statements and should be read in conjunction with the Group’s consolidated financial statements as of December 31, 2021 and 2020.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the interim periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Group’s consolidated financial statements for the year ended December 31, 2021, the period from November 13, 2020 to December 31, 2020 (Successor) and the period from January 1, 2020 to November 12, 2020 (Predecessor). The results of operations for the six months ended June 30, 2022 and 2021 are not necessarily indicative of the results for the full years or any future periods.

(b)Revenue Recognition

The Group’s accounting practices under Accounting Standards Codification (“ASC”) No. 606, “Revenue from Contracts with Customers” (“ASC 606” or “Topic 606”) are as followings:

Sale of EVs and kits

The Group generates revenue from sales of EVs and identifies the customers who purchase the vehicle as its customers. The Group also generates revenue from sales of electric drive system kits that are integrated into shuttle buses sold by the customers. EV buyers in California are entitled to government grants when they purchase EV that qualify for certain government grant project. The Group applies for and collect such government grants on behalf of the customers. Accordingly, customers only pay the amount after deducting government grants.

The Group recognizes revenue on sale of EVs at a point in time following the transfer of control of such products to the customer, which typically occurs upon the delivery to the customer. The Group determined that the government grants should be considered as part of the transaction price because it is granted to the EV buyer and the buyer remains liable for such amount in the event the grants were not received by the Group or returned due to the buyer violates the government grant terms and conditions.

Lease of EVs

EV leasing revenue includes revenue recognized under lease accounting guidance for direct leasing programs. The Group accounts for these leasing transactions as operating leases under ASC 840 Leases, and revenues are recognized on a straight-line basis over the contractual term.

Sales of forklifts

Revenue on sale of forklifts is recognized at a point in time following the transfer of control of such products to the customer, which typically occurs upon delivery or acceptance of the customer depending on the terms of the underlying contracts.

Other revenue

Other revenue consists of engineering and maintenance service, sales of component and charging stations, shipping and delivery fees and others. For engineering and maintenance service, revenues are recognized on a straight-line basis over the contractual term. For sales of component and charging stations, shipping and delivery fees and others, the Group recognizes revenue at a point in time following the transfer of control of such products or services to the customer, which typically occurs upon the delivery to the customer.

Disaggregation of revenues

The Group disaggregates its revenue by four primary categories: sales of EVs, lease of EVs, sales of forklifts and others. There was no sale of kits in the three months and six months ended June 30, 2022 and 2021, respectively.

The following is a summary of the Group’s disaggregated revenues:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

	(Unaudited)
Sales of EVs	$400	$378	$788	$613
Lease of EVs	137	151	275	300
Sales of Forklifts	741	—	741	—
Others	221	124	366	213
	$1,499	$653	$2,170	$1,126

A contract liability is the Group’s obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer. The Group records contract liabilities as advance from customers. As of June 30, 2022 and December 31, 2021, the balances of contract liabilities were $794 and $803, respectively.

4.Accounts Receivable, Net

The accounts receivable, net as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
	(unaudited)
Accounts receivable	$1,285	$1,236
Less: Allowance for doubtful accounts	(35)	(35)
Accounts receivable, net	$1,250	$1,201

During the three and six months ended June 30, 2022 and 2021, there were no bad debt provision recorded.

5.Inventories

Inventories as of June 30, 2022 and December 31, 2021 consisted of the following:

	June 30,	December 31,
	2022	2021
	(unaudited)
Raw materials	$1,351	$924
Work in process	692	582
Finished goods	1,753	719
Total inventories	$3,796	$2,225

During the three and six months ended June 30, 2022 and 2021, no inventories were written down to reflect the lower of cost or net realizable value.

6.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2022 and December 31, 2021 consist of the following:

	June 30,	December 31,
	2022	2021
	(unaudited)
Vendor deposits	$1,086	$267
Prepaid insurance	449	144
Prepaid expenses	2,149	41
Others	57	76
Total prepaid and other current assets	$3,741	$528

Prepaid expenses as of June 30, 2022 mainly consisted of $1,000 prepayment for show car model development and $1,146 of prepayment for assets purchase.

7.Equity

On August 3, 2021, the Company amended its Certificate of Incorporation and the Company’s authorized all classes of stock is amended to 500,000,000 shares, of which (i) 450,000,000 shares shall be common stock, par value $0.0001 per share, and (ii) 50,000,000 shares shall be preferred stock, par value $0.0001 per share. On August 3, 2021, the Company effectuated a 70,000 for 1 stock split on the Company’s issued and outstanding common stock.

On March 8, 2022, a shareholder meeting was held and declared a one-for-four reverse stock split effective on March 9, 2022. After that, the Company’s issued and outstanding common stock is 17,500,000 shares. The authorized shares of common stock after the reverse stock splits are 450,000,000 shares of a par value of $0.0004.

As a result of the amendment of authorized stock, the stock split and reverse of stock split, all share and per share data in the unaudited condensed consolidated financial statements have been retrospectively adjusted to all periods presented.

On June 8, 2022, the Company sold 2,100,000 shares of its common stock in its IPO, at an offering price of $7.5 per share. The Company received net proceeds of $13,794 after deducting underwriting discounts and commissions of $1,103, direct offering expenses of $603, as well as $250 IPO proceeds that was deposited into an escrow account on the closing date with a maturity term of two year. In addition, there is an additional $606 direct offering related expenses that was paid by the Group separately was charged against additional paid in capital.

8.Stock-based Compensation

During the three months ended June 30, 2022 and 2021, the stock-based compensation expense was $52 and $1, respectively.

During the six months ended June 30, 2022 and 2021, the stock-based compensation expense was $115 and $45, respectively.

There were no changes to the contractual life of any fully vested options during the six months ended June 30, 2022 and 2021. As of June 30, 2022, unrecognized share-based compensation expenses related to the share options granted were $1,147. The expenses are expected to be recognized over a weighted-average period of 3.09 years.

9.Related Party Transactions

During the six months ended June 30, 2022, SPI lent a loan with aggregate principal amount of $1,676 to the Group to support the Group’s business. The loan is due on demand and bears no interest. The Group used a portion of the IPO proceeds to repay the $1,676 related party loans during the six months ended June 30, 2022.

During the six months ended June 30, 2022, the Group paid $123 withholding payroll taxes on behalf of SPI, and this amount due from related party was fully repaid to the Group as of June 30, 2022.

10.Commitments and Contingencies

Lease commitment — The Group leases offices and facilities under various operating leases. Rental expenses under operating leases included in the unaudited condensed consolidated statement of operations were $126 and $74 for the three months ended June 30, 2022 and 2021, respectively. Rental expenses were $253 and $148 for the six months ended June 30, 2022 and 2021, respectively.

The following is a schedule of future minimum lease payments as of June 30, 2022:

Operating Leases
(In thousands)
Six months ending December 31, 2022	$379
Year ending December 31,
2023	942
2024	981
2025	1,021
2026	1,064
Thereafter	520
Total minimum lease payments	$4,907

Show car model development commitment — The Group has entered into a contract with a supplier for show car model development which the Group made commitments of payments amounted to approximately $2,350 as of June 30, 2022.

Contingency — In the ordinary course of business, the Group may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Group records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. There was a dispute with previous landlord in 2021 which the previous landlord claimed compensation for damages of $301 because the Group was unable to timely vacate the previously leased premises. The Group is actively negotiating with the previous landlord to settle the dispute, however, no reasonable estimate of loss can be made as of June 30, 2022.

11.Concentration Risk

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of June 30, 2022 and December 31, 2021, the cash and cash equivalents are deposited with federally insured banks, which are typically in excess of insured limits. As of June 30, 2022, there was one customer representing 23.3% of total accounts receivable. As of December 31, 2021, there was no customer representing more than 10% of total accounts receivable.

Concentration of Customers and Suppliers

For the six months ended June 30, 2022, there were three customers representing 29.2%, 17.7% and 10.2% of total revenue, respectively. For the six months ended June 30, 2021, there were four customers representing 33.9%, 21.0%, 16.9% and 12.1% of total revenues, respectively.

For the six months ended June 30, 2022, there were three vendors representing 13.7%, 12.5% and 10.9% of total purchases, respectively. For the six months ended June 30, 2021, there was one vendor representing 43% of total purchases.

12.Subsequent Events

The Group has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this interim report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Form S-1 Registration Statement filed on May 24, 2022. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

Phoenix Motor Inc., doing business as “Phoenix Motorcars” through its wholly owned subsidiaries, Phoenix Cars LLC, Phoenix Motorcars Leasing LLC, and EdisonFuture Motor, Inc., currently designs, assembles, and integrates electric drive systems and light and medium duty electric vehicles (“EVs”) and markets and sells electric vehicle chargers for the commercial and residential markets.

The Company operates two primary brands, “Phoenix Motorcars” focused on commercial products including medium duty electric vehicles, chargers and electric forklifts, and “EdisonFuture” which intends to offer light-duty electric vehicles. As an EV pioneer, we delivered our first commercial EV in 2014. We develop and integrate our proprietary electric drivetrain into the Ford Econoline Chassis (E-Series), specifically on the Ford E-450. The Ford E-Series is the dominant chassis in the medium duty Class 4 market in the U.S. in terms of market share and the range of configurations varying from shuttle buses, Type A school buses, utility trucks, service trucks, to flatbed trucks, walk-in vans, and cargo trucks. Since our inception, we have been developing light and medium duty commercial electric vehicles for various service and government fleet markets, including city fleets, campuses, municipalities and transit agencies and serve a broad spectrum of commercial fleet customers, such as airport shuttle operators, hotel chains, transit fleet operators, seaports, last-mile delivery fleets, and large corporations.

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated interim financial statements, readers should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in Form S-1 Registration Statement filed on May 24, 2022.

Principal Factors Affecting Our Results of Operations

We believe that the following factors have had, and we expect that they will continue to have, a significant effect on the development of our business, financial condition and results of operations.

●	COVID-19 and Global Economic Factors. The effect of the novel coronavirus (“COVID-19”) has significantly impacted the United States and the global economy. COVID-19 and the measures taken by many countries in response have adversely affected and could in the future materially adversely impact the Group’s business, results of operations, and financial condition. The ongoing worldwide economic situation, including the COVID-19 outbreak, economic sanctions, the outbreak of war in Ukraine, future weakness in the credit markets, and significant liquidity problems for the financial services industry may impact our financial condition in a number of ways. For example, our current or potential customers, may delay or decrease spending with us, or may not pay us, or may delay paying us for previously purchased products and services. Also, we may have difficulties in securing additional financing.

Public health efforts to mitigate the impact of COVID-19 have included government actions such as travel restrictions, limitations on public gatherings, shelter in place orders, and mandatory closures. These actions are being lifted to varying degrees. However, the associated impact of COVID-19 closures and mobility restrictions on the economy are expected to continue to unfold. Supply chain disruptions, inflation, high energy prices, and supply-demand imbalances are expected to continue in 2022. The Group closely monitors customer accounts and has not experienced significant delays in the collection of accounts receivable.

The ultimate impact of COVID-19 and the outbreak of war in Ukraine on our business, results of operations, financial condition, and cash flows is dependent on future developments, including the duration of COVID-19 and the crisis in Ukraine, government responses and the related length of this impact on the economy, which are uncertain and cannot be predicted at this time.

●	Product Development and Scaling. Our results are impacted by our ability to sell our electrification solutions and services to new and existing customers. We have had initial success with selling to our fleet customers. We believe continued reduction in costs, improvement in battery performance and increase in production volumes will enable commercial vehicle customers to adopt electrification more quickly. In order to sell additional products to new and existing customers, we will require additional capital to develop our products and services, ramp up production and support expansion. Until we can generate sufficient revenue from vehicle sales, we expect to primarily finance our operations through proceeds from public or private stock offering, and/or debt financings, and potentially federal and state incentive funding programs. The amount and timing of our future funding requirements, will depend on many factors, including the pace and results of our research and development efforts and our ability to successfully manage and control costs and scale our operations. If we fail to make the right investment decisions in our technology and electrification solutions, including electrification and charging solutions, if customers do not adopt our technology or our products and services, or if our competitors are able to develop technology or products and services that are superior to ours, our business, prospects, financial condition, and operating results could be adversely affected.
●	BOM and Supply Chain. Purchased materials represent the largest component of cost of goods sold in our products and we continue to explore ways to improve cost structure of our products through better design, strategic alliances for sourcing, supply chain optimization, and, in some cases vertical integration. We believe that an increase in volume and additional experience will allow us to reduce our Bill of Materials (“BOM”), labor and overhead costs, as a percentage of total revenue. By reducing material costs, increasing facility utilization rates and improving overall economies of scale, we can reduce prices while maintaining or growing gross margins of our products to improve customers’ total cost of ownership and help accelerate commercial electric vehicle adoption. Our ability to achieve our cost-saving and production-efficiency objectives could be negatively impacted by a variety of factors including, among other things, lower-than-expected facility utilization rates, manufacturing and production cost overruns, increased purchased material costs, and unexpected supply chain quality issues or interruptions. If we are unable to achieve our goals, we may not be able to reduce price enough to accelerate commercial vehicle electrification, and our cost of goods sold and operating costs could be greater than anticipated, which would negatively impact gross margin and profitability. Because we rely on third party suppliers for the development, manufacture, and development of many of the key components and materials used in our vehicles, we have been affected by industry-wide challenges in logistics and supply chains. We often do not get informed of delivery delays until or after the expected delivery dates, which does not allow for adequate planning. We have also been experiencing shortages of chassis and other components. While we increased our raw material inventories and added new suppliers and continue to focus on mitigating risks to our operations and supply chain in the current industry environment, we expect that these industry-wide trends will continue to affect our ability and the ability of our suppliers to obtain parts, components and manufacturing equipment on a timely basis for the foreseeable future.

On July 30, 2022, our battery pack supplier Romeo Power, Inc. (“Romeo”) entered into a Merger Agreement (the “Transaction”) to be acquired by Nikola Corporation. (“Nikola”). Subsequently, we were notified by Romeo that they intend to stop taking additional purchase orders once they finish fulfilling our current purchase orders, until the Transaction closes. During the three months ended June 30, 2022, Romeo was the only supplier for our battery packs. We are dependent on the continued supply of battery packs by Romeo for the manufacturing of our current generation products and we have limited flexibility in changing battery pack supplier given the design of our current generation products. While we may be able to establish alternative supply relationships and obtain replacement, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us. While we’re actively pursuing a mitigation plan to minimize impacts on our manufacturing process, including modifying the design of our current generation products, accelerating the development of next generation products and negotiating an exception with Nikola and Romeo management, the loss of Romeo as our battery supplier could cause a near-term disruption in our ability to timely deliver certain products, or increase costs, which may have a material adverse effect on our business, financial condition, and operating results.

●	Government Subsidies and Incentive Policies. With growing emphasis on improving air quality around our communities, large states like California are mandating key end user segments to switch to zero emission transportation options. Some of the key regulations driving growth in our addressable market include — requiring all transit buses in California to be zero emissions by 2040; requiring all airport shuttles in California to be all electric by 2035, requiring at least 50% of all medium-duty trucks sold in California to electric by 2030, requiring specific end user segments like drayage and yard trucks to go electric. Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments like, transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding / incentives driving adoption of electric medium duty vehicles include: the California Hybrid and Zero- Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state; the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle; funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states. Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

	Three Months Ended		Six Months Ended
In thousands	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Condensed Consolidated Statements of Operations
Net sales	$1,499	$653	$2,170	$1,126
Cost of revenues	1,174	812	1,725	1,233
Gross profit (loss)	325	(159)	445	(107)
Operating expenses:
Selling, general and administrative	2,290	2,142	5,313	4,099
Operating loss	(1,965)	(2,301)	(4,868)	(4,206)

Other income (expense):
Interest (expense) income, net	(2)	1	(4)	2
Others	54	—	639	—
Total other income, net	52	—	635	2
Loss before income taxes	(1,913)	(2,300)	(4,233)	(4,204)
Income tax provision	(12)	(1)	(14)	(3)
Net loss	$(1,925)	$(2,301)	$(4,247)	$(4,207)

Net loss per share of common stock:
Basic and Diluted	$(0.11)	$(0.13)	$(0.24)	(0.24)
Weighted average shares outstanding	17,984,615	17,500,000	17,740,984	17,500,000

Net Revenues

For the three months ended June 30, 2022 and 2021, our revenues were $1.5 million and $0.7 million, respectively. Our total revenue increased by $0.8 million, or 129.6%, principally driven by the expanded sale of forklift products during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. We delivered two EVs during the three months ended June 30, 2022, and two EVs during the three months ended June 30, 2021, respectively.

For the six months ended June 30, 2022 and 2021, our revenues were $2.2 million and $1.1 million, respectively. The 92.7% increase in revenues was primarily driven by the increase in sales of forklifts.

For the three ended June 30, 2022 and 2021 and six months ended June 30, 2022 and 2021, our revenue breakdown by major categories for relevant periods is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

In Thousands	(Unaudited)
Sales of EVs	$400	$378	$788	$613
Lease of EVs	137	151	275	300
Sales of Forklifts	741	—	741	—
Others	221	124	366	213
	$1,499	$653	$2,170	$1,126

Cost of Revenues

Cost of revenues for EV sales includes direct parts, material and labor costs, manufacturing overheads, and shipping and logistics costs. Cost of revenues for EV leasing primarily includes the depreciation of operating lease vehicles over the lease term and other leasing related charges including vehicle insurance. Cost of other revenue includes direct parts, material and labor costs, as well as shipping and delivery and other costs.

For the three months ended June 30, 2022 and 2021, our costs of revenues were $1.2 million and $0.8 million, respectively. Cost of revenues increased by $0.4 million, or 44.6%, primarily driven by costs inclusion of forklift products, partially offset by lower direct costs associated with EVs due to higher efficiency in production during the three months ended June 30, 2022 as compared to the three months ended June 30, 2021.

For the six months ended June 30, 2022 and 2021, our costs of revenues were $1.7 million and $1.2 million, respectively. The 39.9% increase in cost of revenues was primarily driven by the inclusion of forklifts costs.

Gross Margin

Gross profit is defined as revenues minus cost of revenues. Gross margin, stated as a percentage, is defined as gross profit divided by revenues.

For the three months ended June 30, 2022 and 2021, our combined gross margin significantly improved from -24.3% to 21.7%, driven by improved margins across all products categories, particularly attributable to the 19.2% gross margin of forklifts products.

For the six months ended June 30, 2022 and 2021, our combined gross margin significantly improved from -9.5% to 20.5%, driven by improved margins across all products categories, particularly attributable to the 19.2% gross margin of forklifts products.

Operating Expenses

Operating expenses consist of selling, general, administrative expenses.

Our selling, general and administrative expenses which consist primarily of salaries, research and development, professional service fees, rent expense, and office supplies expenses.

For the three months ended June 30, 2022 and 2021, our operating expenses were $2.3 million and $2.1 million, respectively. The increase in operating expenses was mainly due to increases in payroll and expenses associated with becoming a public company.

For the six months ended June 30, 2022 and 2021, our operating expenses were $5.3 million and $4.1 million, respectively. The increase in operating expenses was mainly due to the increase in salaries and wages, professional service fee and insurance expenses.

Other (Expense) Income, net

Other (expense) income, net includes interest expense and other income.

Our other income for the six months ended June 30, 2022, were $0.6 million, primarily due to recognition of a forgiven PPP loan.

Net Loss

As a result of the above factors, the net loss for the three months ended June 30, 2022 and 2021, was $1.9 million and $2.3 million, respectively.

As a result of the above factors, the net loss for the six months ended June 30, 2022 and 2021, was $4.2 million and $4.2 million, respectively.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies” to our consolidated financial statements in our Form S-1 Registration Statement filed on May 24, 2022 for a description of recently issued or adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

Liquidity and Capital Resources

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalents of $7.8 million and $2.7 million, respectively. As of June 30, 2022, we had restricted cash of $0.3 million deposited in an escrow account. We have incurred a net loss of $4.2 million during the six months ended June 30, 2022, and the net cash used in operating activities was $8.4 million. As of June 30, 2022, we had accumulated deficit of $20.1 million.

A summary of the cash flow activities is as follows:

	Six Months Ended	Six Months Ended
In thousands	June 30, 2022	June 30, 2021
Net cash used in operating activities:	$(8,374)	$(6,219)
Net cash generated from (used in) investing activities	265	(458)
Net cash generated from financing activities	13,440	578
Net increase (decrease) in cash, cash equivalents and restricted cash	5,331	(6,099)

Operating Activities

Net cash used in operating activities was $8.4 million for the six months ended June 30, 2022, primarily due to a net operating loss of $4.2 million, an increase in prepaid expenses and other assets of $3.2 million, an increase in inventory of $1.6 million, forgiveness of PPP loan of $0.6 million, and a decrease in deferred revenue of $0.2 million, partially offset by an increase in accounts payable of $0.6 million and depreciation and amortization of $0.9 million.

Net cash used in operating activities was $6.2 million for the six months ended June 30, 2021, primarily due to a net operating loss of $4.2 million, an increase in prepaid expenses $2.5 million, and an increase in inventories of $0.3 million, partially offset by an increase in accounts payable of $0.2 million, and depreciation and amortization of $0.9 million.

Investing Activities

Net cash generated from investing activities was $0.3 million for six months ended June 30, 2022, primarily as a result of disposal of fixed assets.

Net cash used in investing activities was $0.5 million for six months ended June 30, 2021, primarily as a result of capital expenditure.

Financing Activities

Net cash generated from financing activities was $13.4 million for the six months ended June 30, 2022, primarily as a result of net IPO proceeds.

Net cash generated from financing activities was $0.6 million for six months ended June 30, 2021, primarily as a result of net proceeds received from PPP loan.

Capital Expenditures

We incurred capital expenditures of $0.01 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. These capital commitments were mainly related to a contract signed for show car model development. We expect to finance the projects using cash from our operations, proceeds from equity offerings, bank borrowings as well as other third-party financing options.

Backlog

As of August 15, 2022, our backlog of approximately 88 orders consists of 44 vehicles and 44 electric drive system kits. The order backlog represents $14.3 million of revenue, consisting of $9.1 million for vehicles and $5.2 million for electric drive systems. Additionally, Phoenix has binding orders for 36 chargers representing over $0.9 million in revenue.

Our order backlog is generally comprised of non-binding agreements and purchase orders from customers. In addition, some of our order backlog has contingencies, including completing a successful pilot program, obtaining third-party financing or obtaining government grants, such as the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project. Although the order backlog, in most cases, does not constitute a legal obligation and, in some cases, may have contingencies, we believe the amounts included in our order backlog are firm, even though the non-binding orders may be cancelled or delayed by customers without penalty. We may elect to permit cancellation of orders without penalty where management believes it is in our best interest to do so. On a case-by-case basis and at our sole discretion, we have held partial deposits for purchase orders from customers.

The realization and timing of the recognition of our order backlog is dependent, among other things, on our ability to obtain and secure a steady supply of components used in our current manufacturing process, as well as customers’ continued acceptance of our new products as we develop and transition to future generation product offerings. Accordingly, revenue estimates and the amount and timing of work expected to be performed at the time the estimate of order backlog is developed is subject to change. As a result, the order backlog may not be indicative of future sales and can vary significantly from period to period. In addition, it is possible that the methodology for determining the order backlog may not be comparable to methods used by other companies.

Trend information

Our operating results substantially depend on revenues derived from sales and leasing of EVs. As the COVID-19 spread continues, the measures implemented to curb the spread of the virus have resulted in supply chain disruptions, insufficient work force and suspended manufacturing for EV industry. In light of the rapidly changing situation across different countries and regions, it remains difficult to estimate the duration and magnitude of COVID-19 impact.

Other than as disclosed elsewhere in this quarterly report, we are not aware of any trends, uncertainties, demands, commitments or events for the six months ended June 30, 2022 that are reasonably likely to have a material effect on our net revenues, income, profitability, liquidity or capital resources, or that would cause reported consolidated financial information not necessarily to be indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

For more information on our contractual obligations, commitments and contingencies, see Note 9 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarters ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2021, we identified following material weaknesses, in the design or operation of internal controls.

(1)	Failure to maintain an effective control environment of internal control over financial reporting;
(2)	Failure to develop an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including business, operational, and fraud risks;
(3)	Ineffective monitoring activities to assess the operation of internal control over financial reporting;
(4)	Lack of sufficient controls designed and implemented for financial information processing and reporting and lacked resources with requisite skills for the financial reporting under U.S. GAAP.

We intend to implement measures designed to improve the Company’s internal control over financial reporting to address the underlying causes of these material weaknesses, including (1) hiring more qualified staff and increasing resources with sufficient knowledge and experience to strengthen financial reporting; (2) setting up a financial and system control framework to ensure proper segregation of duty and review procedures, with formal documentation of polices and controls in place; (3) forming a task force to design and improve processes and controls to monitor operations and record financial data; and (4) devoting proper time by senior management to perform comprehensive review of procedures to assess risks and enforce effective accountability.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarters of 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the normal course of business. While we cannot predict the occurrence or outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal proceeding, individually or in the aggregate, would be material to our financial condition.

For more information on our legal proceedings, see Note 9 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Item 1A. Risk Factors

This information has been omitted based on the Company’s status as a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceed

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix Motor Inc.

By:	/s/ Liang Lance Zhou
Liang Lance Zhou
Chief Executive Officer (Principal executive officer)

By:	/s/W. Chris Wang
W. Chris Wang
Chief Financial Officer (Principal financial and accounting officer)

Date: August 15, 2022