Form 10-Q
period 2022-09-30
PHOENIX MOTOR INC.
filed 2022-11-14
CIK 1879848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to__________

Commission file number: 001-41414

Phoenix Motor Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-4319789
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1500 Lakeview Loop, Anaheim, CA	92807
(Address of Principal Executive Offices)	(Zip Code)

(909) 978-0815

(Registrant’s Telephone Number, Including Area Code)

1500 Lakeview Loop

Anaheim, CA 92807

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0004 per share	PEV	The NASDAQ Stock Market LLC

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

The registrant had 20,185,526 shares of common stock outstanding at October 31, 2022.

PART I

Item 1. Financial Statements

PHOENIX MOTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$1,317	$2,683
Accounts receivable, net	1,422	1,201
Inventories	5,682	2,225
Prepaid expenses and other current assets	3,464	528
Amount due from a related party	103	—
Total current assets	11,988	6,637
Restricted cash, non current	250	—
Property and equipment, net	1,942	2,205
Security deposits	209	—
Intangible assets, net	1,859	2,323
Goodwill	4,271	4,271
Total assets	$20,519	$15,436

Liabilities
Current liabilities
Accounts payable	$1,245	$1,786
Accrued liabilities	594	779
Advance from customers	1,124	803
Deferred revenue	477	714
Warranty reserve	325	360
Long-term borrowing, current portion	25	10
Total current liabilities	3,790	4,452
Long-term borrowings	148	756
Total liabilities	3,938	5,208

Commitments and contingencies (Note 10)

Equity
Common stocks, par $0.0004, 450,000,000 shares authorized, 20,185,625 and 17,500,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively*	8	7
Subscription receivable	—	(7)
Additional paid in capital	40,607	26,085
Accumulated deficit	(24,034)	(15,857)
Total equity	16,581	10,228
Total liabilities and equity	$20,519	$15,436
*	The shares are presented on a retrospective basis to reflect the Company’s stock split (Note 7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net revenues	$409	$554	$2,579	$1,680
Cost of revenues	288	603	2,013	1,836
Gross profit (loss)	121	(49)	566	(156)
Operating expenses:
Selling, general and administrative	3,847	2,117	9,160	6,216
Operating loss	(3,726)	(2,166)	(8,594)	(6,372)

Other income (expense):
Interest expense, net	(2)	(4)	(6)	(2)
Others	(202)	1	437	1
Total other (expense) income, net	(204)	(3)	431	(1)
Loss before income taxes	(3,930)	(2,169)	(8,163)	(6,373)
Income tax provision	—	—	(14)	(3)
Net loss	$(3,930)	$(2,169)	$(8,177)	$(6,376)

Net loss per share of common stock:
Basic and diluted	$(0.20)	$(0.12)	$(0.44)	$(0.36)
Weighted average common stocks outstanding	19,664,273	17,500,000	18,390,891	17,500,000
*	The shares are presented on a retrospective basis to reflect the Company’s stock split (Note 7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)

				Additional		Total
	Common Stock		Subscription	Paid-In	Accumulated	Stockholders’
	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance as of January 1, 2021	17,500,000	$7	$(7)	$26,033	$(1,243)	$24,790
Net loss					(1,906)	(1,906)
Stock-based compensation				44		44
Balance as of March 31, 2021	17,500,000	$7	$(7)	$26,077	$(3,149)	$22,928
Net loss					(2,301)	(2,301)
Stock-based compensation				1		1
Balance as of June 30, 2021	17,500,000	$7	$(7)	$26,078	$(5,450)	$20,628
Net loss					(2,169)	(2,169)
Stock-based compensation				4		4
Balance as of September 30, 2021	17,500,000	$7	$(7)	$26,082	$(7,619)	$18,463

Balance as of January 1, 2022	17,500,000	$7	(7)	26,085	(15,857)	$10,228
Net loss					(2,322)	(2,322)
Stock-based compensation				63		63
Balance as of March 31, 2022	17,500,000	$7	(7)	26,148	(18,179)	$7,969
Net loss					(1,925)	(1,925)
Stock-based compensation				52		52
Receipt of subscription receivable			7			7
Issuance of common stock in the initial public offering (“IPO”)	2,100,000	1		13,437		13,438
Balance as of June 30, 2022	19,600,000	$8	—	39,637	(20,104)	$19,541
Net loss					(3,930)	(3,930)
Exercise of stock options	80,625			138		138
Issuance of common stock for stock units award	505,000			793		793
Stock-based compensation			—	39		39
Balance as of September 30, 2022	20,185,625	$8	—	40,607	(24,034)	$16,581
*	The shares are presented on a retrospective basis to reflect the Company’s stock split (Note 7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	(8,177)	(6,376)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,305	1,384
Gain on disposal of fixed assets	(54)	—
Forgiveness of PPP loan	(586)	—
Stock-based compensation expenses	947	49
Changes in operating assets and liabilities:
Accounts receivable	(221)	20
Inventories	(3,532)	(600)
Prepaid expenses and other assets	(3,145)	(3,586)
Amount due from a related party	(103)	—
Accounts payable	(541)	(399)
Accrued liabilities	(185)	26
Warranty reserve	(35)	(115)
Deferred revenue	(237)	87
Advance from customer	321	(102)
Net cash used in operating activities	(14,243)	(9,612)

Cash flows from investing activities:
Proceeds from disposal of property and equipment	273	—
Purchase of property and equipment	(722)	(680)
Net cash used in investing activities	(449)	(680)

Cash flows from financing activities:
Proceeds from borrowings	—	586
Proceeds from a related party	1,676	—
Repayment to a related party	(1,676)	—
Repayment of borrowings	(7)	(17)
Proceeds from IPO	13,438	—
Proceeds from capital injection by a shareholder	7	—
Proceeds from exercise of employee stock options	138	—
Net cash generated from financing activities	13,576	569

Decrease in cash, cash equivalents and restricted cash	(1,116)	(9,723)
Cash, cash equivalents and restricted cash at beginning of the period	2,683	15,699
Cash, cash equivalents and restricted cash at end of the period	1,567	5,976

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	1,317	5,976
Restricted cash	250	—
Total cash, cash equivalents, and restricted cash	1,567	5,976

Supplemental cash flow information:
Interest paid	6	7
Income tax paid	7	3
Non-cash investing activities:
Inventories transferred to property and equipment	75	—

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

2.Liquidity Condition

The Group has recurring losses from operations. The Group has incurred a net loss of $3,930 and $8,177 during the three and nine months ended September 30, 2022, respectively, and the cash used in the operating activities for the nine months ended September 30, 2022 was $14,243. As of September 30, 2022, the Group had a working capital balance of $8,198. The Group’s operating results and capital requirements for future periods depend on many factors, including the growth and scaling of the Group’s manufacturing operations, the length of the current cash conversion cycle, the timing and extent of spending to support development efforts for products and services, the timing of new product introductions and the continuing market acceptance of the Group’s products and services. Until the Group can generate sufficient cash flow from operations, the Group expect to fund its operations through a combination of equity offerings, debt financings or other capital markets transactions, while diligently executing on collaborations and strategic initiatives to optimize use of available fundings.

For the next 12 months from the issuance date of this consolidated quarterly financial statements, the Group plans to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level. Such measures include: 1) align capacity with demand and prioritize production for high margin products in the Group’s order backlog; 2) expand and strengthen strategic partnership to outsource a significant portion of design and engineering work for next generation product to third party vendors and suppliers to control overall development costs; 3) implement comprehensive budget control and reduce operating expenses; and 4) proactively implement a robust capital market strategy that includes both debt and equity offerings to meet the Group’s financing needs. Considering these factors and the amount of cash raised from initial public offering in June 2022, the Group has concluded that its current liquidity and working capital will be sufficient to meet its obligations for the next 12 months from the issuance date of this quarterly report.

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

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the quarterly periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Group’s consolidated financial statements for the year ended December 31, 2021, the period from November 13, 2020 to December 31, 2020 (Successor) and the period from January 1, 2020 to November 12, 2020 (Predecessor). The results of operations for the nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results for the full years or any future periods.

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

Disaggregation of revenues

The Group disaggregates its revenue by four primary categories: sales of EVs, lease of EVs, sales of forklifts and others. There was no sale of kits in the three months and nine months ended September 30, 2022 and 2021, respectively.

The following is a summary of the Group’s disaggregated revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

	(Unaudited)
Sales of EVs	$—	$183	$788	$796
Lease of EVs	135	158	410	458
Sales of Forklifts	134	—	875	—
Others	140	213	506	426
	$409	$554	$2,579	$1,680

A contract liability is the Group’s obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer. The Group records contract liabilities as advance from customers. As of September 30, 2022 and December 31, 2021, the balances of contract liabilities were $1,124 and $803, respectively.

4.Accounts Receivable, Net

The accounts receivable, net as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
	(unaudited)
Accounts receivable	$1,457	$1,236
Less: Allowance for doubtful accounts	(35)	(35)
Accounts receivable, net	$1,422	$1,201

During the three and nine months ended September 30, 2022 and 2021, there were no bad debt provision recorded.

5.Inventories

Inventories as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30,	December 31,
	2022	2021
	(unaudited)
Raw materials	$2,519	$924
Work in process	1,420	582
Finished goods	1,743	719
Total inventories	$5,682	$2,225

During the three and nine months ended September 30, 2022 and 2021, no inventories were written down to reflect the lower of cost or net realizable value.

6.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2022 and December 31, 2021 consist of the following:

	September 30,	December 31,
	2022	2021
	(unaudited)
Vendor deposits	$554	$267
Prepaid insurance	332	144
Prepaid expenses	2,500	41
Others	78	76
Total prepaid and other current assets	$3,464	$528

Prepaid expenses as of September 30, 2022 consisted of $2,500 prepayment for show car model development.

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

8.Stock-based Compensation

During the three months ended September 30, 2022, the Board of Directors approved the grants of stock units to core management members and other management, pursuant to the terms of the 2021 Plan. The total number of stock units granted was 505,000 shares. The vesting schedules are 100% vested at the grant date for all the grants. All these stock units were issued to the management during the three months ended September 30, 2022. The Group used the market price of its shares at grant date as the fair value of the stock units in calculating the share based compensation expense.

During the three months ended September 30, 2022, the stock-based compensation expense for grants of stock units and options was $793 and $39, respectively. During the three months ended September 30, 2021, the stock-based compensation expense for grants of options was $4.

During the nine months ended September 30, 2022, the stock-based compensation expense for grants of stock units and options was $793 and $154, respectively. During the nine months ended September 30, 2021, the stock-based compensation expense for grants of options was $49.

There were no changes to the contractual life of any fully vested options during the nine months ended September 30, 2022 and 2021. As of September 30, 2022, unrecognized share-based compensation expenses related to the share options granted were $1,436. The expenses are expected to be recognized over a weighted-average period of 3.1 years.

9.Related Party Transactions

During the nine months ended September 30, 2022, SPI lent a loan with aggregate principal amount of $1,676 to the Group to support the Group’s business. The loan is due on demand and bears no interest. The Group used a portion of the IPO proceeds to repay the $1,676 related party loans during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Group paid $123 withholding payroll taxes on behalf of SPI, and this amount due from a related party was fully repaid to the Group as of September 30, 2022.

During the nine months ended September 30, 2022, the Group sold forklifts in amount of $103 to SolarJuice Co., Ltd., a subsidiary of SPI. The amount due from a related party was $103 as of September 30, 2022.

10.Commitments and Contingencies

Lease commitment — The Group leases offices and facilities under various operating leases. Rental expenses under operating leases included in the unaudited condensed consolidated statement of operations were $263 and $87 for the three months ended September 30, 2022 and 2021, respectively. Rental expenses were $515 and $236 for the nine months ended September 30, 2022 and 2021, respectively.

The following is a schedule of future minimum lease payments as of September 30, 2022:

Operating Leases
(In thousands)
Three months ending December 31, 2022	$264
Year ending December 31,
2023	1,068
2024	1,107
2025	1,147
2026	1,190
Thereafter	608
Total minimum lease payments	$5,384

Show car model development commitment — The Group has entered into a contract with a supplier for show car model development which the Group made commitments of payments amounted to approximately $850 as of September 30, 2022.

Contingency — In the ordinary course of business, the Group may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Group records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. There was a dispute with previous landlord in 2021 which the previous landlord claimed compensation for damages of $301 because the Group was unable to timely vacate the previously leased premises. The Group is actively negotiating with the previous landlord to settle the dispute, however, no reasonable estimate of loss can be made as of September 30, 2022.

11.Concentration Risk

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of September 30, 2022 and December 31, 2021, the cash and cash equivalents are deposited with federally insured banks, which are typically in excess of insured limits. As of September 30, 2022, there was one customer representing 20.6% of total accounts receivable. As of December 31, 2021, there was no customer representing more than 10% of total accounts receivable.

Concentration of Customers and Suppliers

For the nine months ended September 30, 2022, there were three customers representing 24.6%, 15.3% and 10.1% of total revenue, respectively. For the nine months ended September 30, 2021, there were two customers representing 22.2% and 17.6% of total revenues, respectively.

For the nine months ended September 30, 2022, there were two vendors representing 20.4% and 10.3% of total purchases, respectively. For the nine months ended September 30, 2021, there was one vendor representing 35.3% of total purchases.

12.Subsequent Events

The Group has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Form S-1 Registration Statement filed on May 24, 2022. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

Phoenix Motor Inc., doing business as “Phoenix Motorcars” through its wholly owned subsidiaries, Phoenix Cars LLC (PCL), Phoenix Motorcars Leasing LLC (PML), and EdisonFuture Motor, Inc. (EdisonFuture), currently designs, assembles, and integrates electric drive systems and light and medium duty electric vehicles (“EVs”) and markets and sells electric vehicle chargers for the commercial and residential markets. PCL also sells a range of material handling products including all-electric lithium-ion forklifts and pallet jacks.

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

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated financial statements, readers should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in Form S-1 Registration Statement filed on May 24, 2022.

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

On July 30, 2022, our battery pack supplier Romeo Power, Inc. (“Romeo”) entered into a Merger Agreement (the “Transaction”) to be acquired by Nikola Corporation. (“Nikola”). Subsequently, we were notified by Romeo that they intend to stop taking additional purchase orders once they finish fulfilling our current purchase orders, until the Transaction closes. During the three months ended September 30, 2022, Romeo was the only supplier for our battery packs. We are dependent on the continued supply of battery packs by Romeo for the manufacturing of our current generation products and we have limited flexibility in changing battery pack supplier given the design of our current generation products. While we may be able to establish alternative supply relationships and obtain replacement, we may be unable to do so in the short term (or at all) at prices or quality levels that are favorable to us. While we’re actively pursuing a mitigation plan to minimize impacts on our manufacturing process, including modifying the design of our current generation products, accelerating the development of next generation products and negotiating an exception with Nikola and Romeo management, the loss of Romeo as our battery supplier could cause a near-term disruption in our ability to timely deliver certain products, or increase costs, which may have a material adverse effect on our business, financial condition, and operating results.

●	Government Subsidies and Incentive Policies. With growing emphasis on improving air quality around our communities, large states like California are mandating key end user segments to switch to zero emission transportation options. Some of the key regulations driving growth in our addressable market include — requiring all transit buses in California to be zero emissions by 2040; requiring all airport shuttles in California to be all electric by 2035, requiring at least 50% of all medium-duty trucks sold in California to electric by 2030, requiring specific end user segments like drayage and yard trucks to go electric. Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments like, transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding / incentives driving adoption of electric medium duty vehicles include: the California Hybrid and Zero- Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state; the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle; funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states. Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

	Three Months Ended		Nine Months Ended
In thousands	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Condensed Consolidated Statements of Operations
Net sales	$409	$554	$2,579	$1,680
Cost of revenues	288	603	2,013	1,836
Gross profit (loss)	121	(49)	566	(156)
Operating expenses:
Selling, general and administrative	3,847	2,117	9,160	6,216
Operating loss	(3,726)	(2,166)	(8,594)	(6,372)

Other income (expense):
Interest expense, net	(2)	(4)	(6)	(2)
Others	(202)	1	437	1
Total other (expense) income, net	(204)	(3)	431	(1)
Loss before income taxes	(3,930)	(2,169)	(8,163)	(6,373)
Income tax provision	—	—	(14)	(3)
Net loss	$(3,930)	$(2,169)	$(8,177)	$(6,376)

Net loss per share of common stock:
Basic and Diluted	$(0.20)	$(0.12)	$(0.44)	$(0.36)
Weighted average common stocks outstanding	19,664,273	17,500,000	18,390,891	17,500,000

Net Revenues

For the three months ended September 30, 2022 and 2021, our revenues were $0.4 million and $0.6 million, respectively. Our total revenue decreased by $0.2 million, or 26.2%, principally due to software related issues resulting in delay in delivery of EVs during the three months ended September 30, 2022, and delivered one EV during the three months ended September 30, 2021.

For the nine months ended September 30, 2022 and 2021, our revenues were $2.6 million and $1.7 million, respectively. The 53.5% increase in revenues was primarily driven by the increase in sales of all-electric lithium-ion forklifts.

For the three months ended September 30, 2022 and 2021 and nine months ended September 30, 2022 and 2021, our revenue breakdown by major categories for relevant periods is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

In Thousands	(Unaudited)
Sales of EVs	$—	$183	$788	$796
Lease of EVs	135	158	410	458
Sales of Forklifts	134	—	875	—
Others	140	213	506	426
	$409	$554	$2,579	$1,680

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

For the three months ended September 30, 2022 and 2021, our costs of revenues were $0.3 million and $0.6 million, respectively. Cost of revenues decreased by $0.3 million, or 52.2%, primarily due to the change in product mix to include more lower cost products and service, and no EV products which usually have higher BOM and labor costs.

For the nine months ended September 30, 2022 and 2021, our costs of revenues were $2.0 million and $1.8 million, respectively. The 9.6% increase in cost of revenues was primarily driven by the inclusion of electric forklifts costs.

Gross Margin

Gross profit is defined as revenues minus cost of revenues. Gross margin, stated as a percentage, is defined as gross profit divided by revenues.

For the three months ended September 30, 2022 and 2021, our combined gross margin significantly improved from -8.8% to 29.6%, driven by a shift in product mix to higher gross margin products, particularly electric forklifts and others.

For the nine months ended September 30, 2022 and 2021, our combined gross margin significantly improved from -9.3% to 21.9%, due to a shift in product mix, particularly attributable to the 20.1% gross margin of electric forklifts products.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses.

Our selling, general and administrative expenses consist primarily of salaries, research and development, professional service fees, rent expense, and office supplies expenses.

For the three months ended September 30, 2022 and 2021, our operating expenses were $3.8 million and $2.1 million, respectively. The increase in operating expenses was mainly due to increases in payroll and research and development expenses.

For the nine months ended September 30, 2022 and 2021, our operating expenses were $9.2 million and $6.2 million, respectively. The increase in operating expenses was mainly due to the increase in salaries and wages, professional service fee and insurance expenses.

Other (Expense) Income, net

Other (expense) income, net includes interest expense and other income.

Our other expense for the three months ended September 30, 2022, were $0.2 million, primarily due to the loss related to a cyber incident, partly offset by employee retention credits from Internal Revenue Service (“IRS”).

Our other income for the nine months ended September 30, 2022, were $0.4 million, primarily due to recognition of a forgiven PPP loan and refund of employee retention credit from IRS, partly offset by the loss related to a cyber incident.

Net Loss

As a result of the above factors, the net loss for the three months ended September 30, 2022 and 2021, was $3.9 million and $2.2 million, respectively.

As a result of the above factors, the net loss for the nine months ended September 30, 2022 and 2021, was $8.2 million and $6.4 million, respectively.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies” to our consolidated financial statements in our Form S-1 Registration Statement filed on May 24, 2022 for a description of recently issued or adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalents of $1.3 million and $2.7 million, respectively. As of September 30, 2022, we had restricted cash of $0.3 million deposited in an escrow account. We have incurred a net loss of $8.2 million during the nine months ended September 30, 2022, and the net cash used in operating activities was $14.2 million. As of September 30, 2022, we had accumulated deficit of $24.0 million.

A summary of the cash flow activities is as follows:

	Nine Months Ended	Nine Months Ended
In thousands	September 30, 2022	September 30, 2021
Net cash used in operating activities:	$(14,243)	$(9,612)
Net cash used in investing activities	(449)	(680)
Net cash generated from financing activities	13,576	569
Net decrease in cash, cash equivalents and restricted cash	(1,116)	(9,723)

Operating Activities

Net cash used in operating activities was $14.2 million for the nine months ended September 30, 2022, primarily due to a net operating loss of $8.2 million, an increase in prepaid expenses and other assets of $3.1 million, an increase in inventory of $3.5 million, forgiveness of PPP loan of $0.6 million, and a decrease in accounts payable of $0.5 million, partially offset by stock-based compensation expenses of $0.9 million and depreciation and amortization of $1.3 million.

Net cash used in operating activities was $9.6 million for the nine months ended September 30, 2021, primarily due to a net operating loss of $6.4 million, an increase in prepaid expenses $3.6 million, an increase in inventories of $0.6 million, and a decrease in accounts payable of $0.4 million, partially offset by depreciation and amortization of $1.4 million.

Investing Activities

Net cash used in investing activities was $0.4 million for nine months ended September 30, 2022, primarily as a result of purchase and disposal of property and equipment.

Net cash used in investing activities was $0.7 million for nine months ended September 30, 2021, primarily as a result of capital expenditure.

Financing Activities

Net cash generated from financing activities was $13.6 million for the nine months ended September 30, 2022, primarily as a result of net IPO proceeds.

Net cash generated from financing activities was $0.6 million for nine months ended September 30, 2021, primarily as a result of net proceeds received from PPP loan.

Capital Expenditures

We incurred capital expenditures of $0.7 million and $0.7 million for the nine months ended September 30, 2022 and 2021, respectively.

Backlog

As of November 4, 2022, our backlog of approximately 85 orders consists of 46 vehicles and 39 electric drive system kits. The order backlog represents $14.2 million of revenue, consisting of $9.6 million for vehicles and $4.6 million for electric drive systems. Additionally, Phoenix has purchase orders for 16 vehicles with a total revenue of $2.8 million, which are pending California state incentive confirmation. Phoenix also has binding orders for 36 chargers representing over $0.9 million in revenue.

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

Other than as disclosed elsewhere in this quarterly report, we are not aware of any trends, uncertainties, demands, commitments or events for the nine months ended September 30, 2022 that are reasonably likely to have a material effect on our net revenues, income, profitability, liquidity or capital resources, or that would cause reported consolidated financial information not necessarily to be indicative of future operating results or financial conditions.

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarters ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

For more information on our legal proceedings, see Note 10 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our registration statement on Form S-1 which was declared effective by the SEC on June 7, 2022 (File no. 333-261384). Any of those factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us may also impair our business or results of operations.

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

Date: November 14, 2022