Form 10-K
period 2022-12-31
PHOENIX MOTOR INC.
filed 2023-03-31
CIK 1879848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-41414

Phoenix Motor Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-4319789
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1500 Lakeview Loop, Anaheim, CA	92807
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (909) 987-0815

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0004 per share	PEV	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was $9,954,000.

At March 30, 2023, the registrant had 21,181,924 outstanding shares of common stock, par value $0.0004 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the fiscal year ended December 31, 2022, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this annual report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The forward-looking statements include statements, among other things, with respect to anticipated future events, including anticipated trends and developments in and management plans for our business and the markets in which we operate and plan to operate; future financial results, operating results, revenues, gross profit, operating expenses, projected costs, and capital expenditures; sales and marketing initiatives; competitive position; and liquidity, capital resources, and availability of future equity capital on commercially reasonable terms.

Forward-looking statements can be identified by the use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “should,” “intend,” “forecast,” “project” the negative or plural of these words, and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this annual report on Form 10-K are based upon information available to us as of the filing date of this annual report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason.

We have identified factors that could cause actual plans or results to differ materially from those included in any forward looking statements. These factors include, but are not limited to, the following:

●	our ability to continue as a going concern;
●	our history of losses, and expectation of incurring significant expenses and losses for the foreseeable future;
●	our ability to convert concept trucks and vans into production and sales;
●	our product development timeline and expected start of production;
●	our ability to compete in the highly competitive EV commercial vehicle market and the development of competitive trucks and vans manufactured and sold by our competitors and major industry vehicle companies;
●	our ability to scale in a cost-effective manner;
●	our ability to attract new customers and retain existing customers, and reduce our substantial customer concentration;
●	our ability to control operating costs and future capital requirements and sources and uses of cash;
●	our need and ability to obtain funding for our future operations;
●	our financial and business performance, including business metrics and any underlying assumptions thereunder;
●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;
●	the implementation, market acceptance and success of our business model;
●	the impact of health epidemics, including the COVID- 19 pandemic, on our business and the actions we may take in response thereto;
●	our expectations regarding our ability to obtain and maintain intellectual property protection and not infringe on the rights of others;

●	expectations regarding the time during which we will be an emerging growth company under the JOBS Act;
●	our business, expansion plans and opportunities;
●	our ability to maintain compliance with the continued listing requirements of the Nasdaq listing rules in order to prevent our common stock from being delisted from the Nasdaq Capital Market;
●	changes in applicable laws or regulations;
●	our ability to execute our business model, including market acceptance of our planned products and services;
●	the possibility that we may be adversely affected by other economic, business or competitive factors; and
●	any potential disruptions to global economic markets caused by international conflicts, wars and terrorist threats.

These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled “Item 1A. Risk Factors” and elsewhere in this annual report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

CONVENTIONS THAT APPLY TO THIS ANNUAL REPORT

Unless otherwise indicated and except where the context otherwise requires, references in this annual report on Form 10-K to:

●	“we,” “us,” “our Company,” “our”, “Phoenix”, or “Phoenix Motor” refer to Phoenix Motor Inc., a Delaware holding company and its subsidiaries or any of them, or where the context so requires, in respect of the period before our Company became the holding company of its present subsidiaries, such subsidiaries as if they were subsidiaries of our Company at the relevant time;
●	“2020,” “2021,” and “2022” refers to our fiscal years ended December 31, 2020, 2021 and 2022, respectively;
●	“EV” refers to electric vehicle;
●	“R&D” refers to research and development;
●	“Shares” or “common shares” refers to our common stock, par value $0.0004 per share;
●	“PCL” refers to Phoenix Cars, LLC, a LLC incorporated under the law of California;
●	“PML” refers to Phoenix Motorcars Leasing, LLC, a LLC incorporated under the law of California;
●	“U.S.” refers to the United States of America;
●	“U.S. dollar” or “$” refers to the legal currency of the United States of America;

Discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

ITEM 1. Business

Overview

Phoenix Motor Inc., doing business as “Phoenix Motorcars” through its wholly owned subsidiaries, Phoenix Cars LLC, Phoenix Motorcars Leasing LLC, and EdisonFuture Motor, Inc., is a leading electrification solutions provider for the commercial vehicle industry as well as other industries. Phoenix designs, develops, manufactures, assembles, and integrates electric drive systems and light and medium duty electric vehicles (“EVs”), with an aim to reduce carbon intensity and greenhouse gas (“GHG”) emissions. The Company operates two primary brands, “Phoenix Motorcars” which is focused on commercial products including medium duty electric vehicles, chargers and electric forklifts, and “EdisonFuture” which intends to offer light-duty electric vehicles.

As an EV pioneer, we launched our first medium-duty electric drivetrain in 2009 and delivered our first commercial EV in 2014. In 2019, we launched our second generation (“Gen 2”) High Power Drive System for the Ford E450 chassis, the E-200. Since April 2021, we have been in production of our third generation (“Gen 3”) drivetrain (E-300). We are currently scheduled to release our fourth generation (“Gen 4”) drivetrain in mid-2023, which is expected to allow for substantially higher production volumes and achieve significant cost reduction.

Over the last six years we have developed and deployed for our customers all-electric shuttle buses, utility trucks, service trucks, cargo trucks and flatbed trucks. This differentiates us in the market where most commercial EV manufacturers are still in the prototype phase. As of December 31, 2022, we have delivered a total of 116 EVs to more than 42 customers, representing what we believe is the largest number of Class 4 cutaway medium duty electric shuttle bus deployments in the U.S. and the most electric vehicles deployed on the Ford E-Series chassis. With over four million zero-emission miles accumulatively driven by the vehicles we delivered, we have gained significant industry experience, distinct expertise and extensive knowledge in R&D, production, commercialization, customer engagement and validation of light and medium duty EVs, enabling us to drive continued design enhancements and innovations in our current and future generations drivetrain systems and other products.

Market Opportunity

The commercial EV market, which we believe is currently underserved, is projected to grow from a low base today to global sales of three million units by 2025 and nine million by 2030, led by buses and light trucks, representing significant growth opportunities. Major factors driving the growth of the commercial EV market are rising policy support, increasing electrification of public transport fleets, stringent government regulations, advancements in battery pack technologies and electric powertrains and accelerated investment in charging infrastructure. By taking advantage of our proprietary technology, industry-leading experience and expertise, as well as increasing EV demand boosted by government incentives, grants and regulations, we believe we are well positioned to capitalize on the commercial market opportunities.

Products

We sell our products both fully integrated into complete vehicles and in kit form to other business partners for integration into complete vehicles. We are currently in production of our Gen 3 drivetrain, which includes the largest battery pack and longest range for any Class 4 product on the market, offering up to 160 miles in range. We plan to start production of our Gen 4 vehicles before the third quarter of 2023, offering battery pack capacities of 90kWh and 150kWh with both “Buy America” and non “Buy America” options, allowing for flexibility in pricing and configuration primarily targeting the transit bus, school bus, airport shuttle, delivery truck and work truck segments. In particular, key features such as drivetrain design with batteries mounted within frame rails, energy efficient 750V architecture and fast, bi-directional charging will significantly improve vehicle safety and overall performance of our products.

Customers

The wide range of our medium-duty fleet customers include utilities, cities, municipalities, transit agencies, airports, hotels, seaports, school districts, parking companies, universities, and corporate campuses, with the configurations varying from shuttle buses, Type A school buses, utility trucks, service trucks, to flatbed trucks, walk-in vans, and cargo trucks.

As of December 31, 2022, our backlog of approximately 61 orders consists of 56 vehicles and 5 electric drive system kits. The order backlog represents $12.22 million of revenue, consisting of $11.88 million for vehicles and $0.34 million for electric drive systems.

Our Strategies

In addressing the market opportunities, we are to:

●	Pursue an asset light strategy. We’ve been actively building and expanding strategic partnerships and alliance in R&D, engineering and supply chain to accelerate the development and production of our solutions. Tapping into and leveraging the existing capabilities and infrastructure that our strategic partners have built, we are able to bring our solutions to market more quickly and cost efficiently, without the need to invest substantial amounts of capital. In addition, we are currently designing and executing a plan to utilize customer and third-party assembly facilities to boost production capacity with low capital requirements.
●	Achieve scale. By standardizing and modularizing production and optimizing operations, we have a clear path to achieving significant scale in a cost-effective manner for our Gen 4 products and onward. The ongoing reconfiguration of our Anaheim facility is to not only ramp up production, but also to serve as a training and showcase facility to ensure procedures are standardized across our entire production network.
●	Secure supply of key components for production. Benefiting from strong supply chain partnerships such as the one recently announced with CATL, the largest battery supplier in the world for the EV industry in terms of volume, for long term strategic supply of K-Pack batteries and related products, we’re addressing the challenges and constraints that have contributed to delivery delays in prior reporting periods.
●	Reduce costs. We’re shifting from a strategy of focus on low volume, high customization products to one that will allow us to scale quickly, based on a change of vehicle design and engineering, standardization and modularization of processes and procedures and the use of standardized components and sub-assemblies. As we ramp up and further optimize supply chains and improve processes, we expect to substantially lower production and material costs for Gen 4 vehicles compared to that for Gen 3 vehicles, transforming the fundamentals of the business towards sustainably higher profitability.
●	Capitalize on increasing regulatory and customer demands. We believe the commercial EV space is at a significant inflection point driven by multiple tailwinds including regulations, corporate environmental mandates and state and federal grants. The growing supply chain maturity is also significantly increasing the economic attractiveness of EVs when compared with internal combustion engine vehicles. We will continue to aggressively pursue the increasing demand for EV adoption.
●	Develop a purpose-built, ground-up chassis and EdisonFuture platform. The development of our fifth generation (“Gen 5”) product will enable Phoenix to be chassis independent, removing one of the major impediments facing our businesses. It’ll also reduce material and production costs and allow us to customize vehicle designs to meet specialized needs, while maintaining standardized processes and procedures, increasing our capacity to accommodate customer requirements and meet the evolving needs of the electric vehicle market. Our EdisonFuture platform will benefit greatly from the development of prior generations, which will further lower costs and speed time-to-market.

Competition

Competition in the light and medium-duty truck industry is intense, as new regulatory requirements for vehicle emissions, technological advances and shifting customer demands are pushing the industry towards zero-emission solutions.

Phoenix competes with a number of commercial EV manufacturers, such as Lightning eMotors and Green Power Motor Company. Several major companies, including BYD, Ford, General Motors, Tesla and Daimler have begun entry into the commercial EV market. In addition, many of the aforementioned companies, along with others, such as Volvo, BYD, Hyundai, Honda, and Fiat participate in the hybrid combined electric and gasoline powered vehicle business, which includes commercial vehicles that may compete with Phoenix. Most of our current and potential competitors have greater financial, technical, manufacturing, marketing and other resources than we do. They may be able to deploy greater resources to the design, development, manufacturing, distribution, promotion, sales, marketing and support of their electric truck programs. Additionally, those competitors have greater name recognition, larger sales forces, broader customer and industry relationships and other resources than we do.

Our Competitive Strengths

●	Demonstrated capabilities to develop and deliver commercial EVs.
●	Well-rounded management team with many years of proven industry experience in taking vehicles from concept to mass production.
●	Long and deep relationships with OEMs, customers and dealerships.
●	Long and deep relationships with strategic partners in R&D and engineering.
●	Standardized and modularized approach to product design and optimized supply chain to ramp up production and support expansion quickly and in a cost-effective manner.

Sales and Marketing

We sell our vehicles to fleet customers directly and through our strategic relationships with premier commercial vehicle companies, including Matthews Specialty Vehicles, a leading manufacturer of specialty trucks and Pegasus Bus Company, a leading manufacturer of Type A school buses.

Manufacturing and Production

We currently carry out the production of our EV shuttle buses and trucks from a leased facility at 1500 Lakeview Loop, Anaheim, California (the “Anaheim Facility”). The Anaheim Facility is leased by us at a rent of $0.4 million per year and comprises 39,043 square feet of space consisting of 21,000 square feet of manufacturing floor and 18,043 square feet of office space. Our Anaheim Facility will allow us design, build and test prototype vehicles and components in-house. The lease on Anaheim Facility expires in March 2027.

Human Capital

As of December 31, 2022, we had 60 full-time employees based primarily in the greater Anaheim, California area. A majority of our employees are engaged in manufacturing functions. Our targeted hires typically have significant experience working for well-respected original equipment manufacturers, automotive engineering firms and software companies. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Government Regulation

We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are subject govern, among others, water use; air emissions; use of recycled materials; energy sources; the storage, handling, treatment, transportation and disposal of hazardous materials; the protection of the environment, natural resources and endangered species; and the remediation of environmental contamination. We have been required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. Compliance with such laws and regulations at an international, regional, national, provincial and local level is an important aspect of our ability to continue our operations.

Environmental standards applicable to Phoenix are established by the laws and regulations of the state and countries in which Phoenix operates, standards adopted by regulatory agencies and the permits and licenses. Each of these sources is subject to periodic modifications and increasingly stringent requirements. Violations of these laws, regulations or permits and licenses may result in substantial civil and criminal fines, penalties, and possibly orders to cease the violating operations or to conduct or pay for corrective works.

In some instances, violations may also result in the suspension or revocation of permits and licenses.

Vehicle Safety and Testing Regulation

Our vehicles are subject to, and comply with, numerous regulatory requirements established by the National Highway Traffic Safety Administration (“NHTSA”), including applicable U.S. federal motor vehicle safety standards (“FMVSS”). As a manufacturer, we must self-certify that the vehicles meet or are exempt from all applicable FMVSSs before a vehicle can be imported into or sold in the U.S.

There are numerous FMVSSs that apply to our vehicles. Examples of these requirements include:

●	Electric Vehicle Safety — limitations on electrolyte spillage, battery retention and avoidance of electric shock following specified crash tests;
●	Crash Tests for High-Voltage System Integrity — preventing electric shock from high voltage systems and fires that result from fuel spillage during and after motor vehicle crashes.

In addition to the FMVSS rules, Phoenix designs our vehicles to meet the Federal Motor Carrier Safety Regulations of the Federal Motor Carrier Safety Administration, which prescribes requirements for bus and truck fleet owners. These include standards for defrosting and defogging systems and speedometers, as well as safety features such as steps and handholds.

We are also required to comply with other NHTSA requirements and federal laws administered by NHTSA, including early warning reporting requirements regarding warranty claims, field reports, death and injury reports, foreign recalls and owner’s manual requirements.

Altoona Testing

Under the Surface Transportation and Uniform Relocation Assistance Act of 1987 (“STURAA”), federal funding of acquisition of a new model bus is unavailable unless a bus of that model has been tested for safety, structural integrity, durability, performance, maintainability, noise and fuel economy. Testing is conducted at the Larson Transportation Institute’s Bus Research and Testing Center in Altoona, Pennsylvania established for that purpose.

Vehicles that are built to Buy America compliant standards and have passed Altoona testing are eligible for FTA funding of up to 80% of the capital cost of a transit vehicle. Failure to complete testing in this timeframe would materially adversely affect order fulfillment, as well as future sales, to customers and potential customers that require successful completion of the test program.

EPA Emissions & Certificate of Conformity

The U.S. Clean Air Act requires that we obtain a Certificate of Conformity issued by the EPA and a California Executive Order issued by the California Air Resources Board (“CARB”), concerning emissions for our vehicles. A Certificate of Conformity is required for vehicles sold in states covered by the Clean Air Act’s standards and an Executive Order is required for vehicles sold in states that have sought and received a waiver from the EPA to utilize California standards. CARB sets the California standards for emissions control for certain regulated pollutants for new vehicles and engines sold in California. States that have adopted the California standards as approved by EPA also recognize the Executive Order for sales of vehicles. There are currently four states which have adopted the California standard for heavy-duty vehicles.

The Greenhouse Gas Rule was incorporated into the Clean Air Act on August 9, 2011. Since our vehicles have zero-emissions, Phoenix is required to seek an EPA Certificate of Conformity for the Greenhouse Gas Rule, and a CARB Executive Order for the CARB Greenhouse Gas Rule. Phoenix received the CARB Executive Order for its range of all-electric shuttle buses, trucks and school buses in November 2021 and application for the Executive Order for the 2022 Model Year vehicles is in process.

Greenhouse Gas (GHG) Credits — U.S. Environmental Protection Agency

In connection with the delivery and placement into service of our zero-emission vehicles under the Greenhouse Gas Rule, Phoenix will earn tradable credits that under current laws and regulations can be sold. Under the EPA’s Greenhouse Gas Rule, each BEV earns a credit multiplier of 4.5 for use in the calculation of emission credits. Commercial vehicle manufacturers are required to ensure they meet the nitrogen oxide emission standard for each type of vehicle produced. This emission standard continues to lower the emission requirement over time, increasing the difficulty for conventional diesel vehicles to meet the standard. Until technology catches up for commercial vehicles, manufacturers of diesel trucks will need to purchase GHG credits to cover their emission deficit. The Greenhouse

Gas Rule provides the opportunity for the sale of excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. Furthermore, the regulation does not limit the number of battery-electric credits sold within the same commercial vehicle category.

Greenhouse Gas Credits — California Air Resources Board

California has a greenhouse gas emissions standard which follows very closely to the EPA Greenhouse Gas Emissions Standard. The delivery and placement into service of our zero-emission vehicles in California under the Greenhouse Gas Rule will earn Phoenix tradable credits that can be sold. Under CARB greenhouse gas regulations, each BEV will also earn a credit multiplier of 4.5 for use in the calculation of emission credits. Commercial vehicle manufacturers are required to ensure they meet the nitrogen oxide emission standard for each type of vehicle produced. This emission standard continues to lower the emission requirement over time, increasing the difficulty for conventional diesel vehicles to meet the standard.

Until technology catches up for commercial vehicles, manufacturers of diesel buses and trucks will need to purchase GHG credits to cover their emission deficit. The California timeline for reaching very low GHG emissions is more aggressive than the EPA. Commercial vehicle manufacturers will look to cover their emission deficits first for California. The Greenhouse Gas Rule provides an opportunity for the sale of excess credits to other manufacturers who apply such credits to comply with these regulatory requirements. Furthermore, the regulation does not limit the number of battery-electric credits sold within the same commercial vehicle categories.

ITEM 1A. RISK FACTORS

Risks Related to Our Business and Operations

Our results of operations have not resulted in profitability, and we may not be able to achieve profitability going forward.

We had accumulated deficit of $28.6 million as of December 31, 2022. We have incurred a net loss of $12.7 million and $14.6 million, for the years ended December 31, 2022 and December 31, 2021, respectively. We may incur significant losses in the future for a number of reasons, including the other risks described in this 10-K report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented. Our business plan is focused on providing sustainable and cost-effective solutions to the commercial transportation sector but is still unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses or ever achieve profitable operations.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $14.9 million and 12.9 million for years ended December 31, 2022, and 2021. We anticipate that we will continue to have negative cash flow from operating and investing activities through the remainder of 2023 as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales and ramp up operations. Our business also will at times require significant amounts of working capital to support our growth. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.

Our audited financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our audited financial statements as of and for the year ended December 31, 2022 were prepared on the assumption that we would continue as a going concern. As a result of the continuing operating costs as we develop of our EV trucks and Gen 4 as described above, our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months and our independent auditor have included a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2022. The reaction of investors to the inclusion of a going concern statement by our independent auditors, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

Additionally, if our operating results fail to improve, then our financial condition could render us unable to continue as a going concern.

We may need to raise additional financing for the remainder of 2023, and such financing may not be available to us on acceptable terms or at all.

Although we believe we have sufficient capital resources and capital availability to meet our needs for the remainder of 2023, we expect that we will not be able to maintain the levels of capital and operating expenditures necessary to perform our current business plan, including launch and ramp of our Gen 4 products unless we generate additional cash from operations or obtain additional financing. In light of our operating history and the expected schedule to bring Gen 4 to market, we expect that it will be necessary to obtain additional financing, either through the existing SEPA equity line to issue registered shares, private placement of un-registered shares, or debt financing. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all. Recent turmoil in the capital markets, including the tightening of credit and rise of interest rates, may cause us to face higher borrowing costs, less available capital, more stringent terms and tighter covenants. In such circumstances, if we cannot raise additional capital, our financial condition, results of operations, business and prospects could be materially and adversely affected. In addition, if we raise additional capital through issuances of equity, through the SEPA or otherwise, our stockholders could experience dilution.

The automotive market is highly competitive, and we may not be successful in competing in this industry.

Both the automobile industry generally, and the EV segment in particular, are highly competitive, and we will be competing for customers and sales with both EV manufacturers and traditional automotive companies. Most of our current and potential competitors may have significantly greater financial, technical, manufacturing, marketing, or other resources than we do and may be able to devote greater resources to the design, development, manufacturing, distribution, promotion, sale and support of their products than we may devote to our products. We expect competition for EVs to intensify due to increased demand and a regulatory push for alternative fuel vehicles. In addition, as fleet operators begin transitioning to EVs on a mass scale, we expect that more well-financed competitors will enter the commercial fleet EV market. Further, as a result of new entrants in the commercial fleet EV market, we may experience increased competition for components and other parts of our vehicles, which may have limited or single-source supply.

If we are unable to successfully design, develop, manufacture and sell our Gen 4, Gen 5, EF-1 truck and EF-1 V van, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. If we are able to manufacture and market the Gen 4, Gen 5, EF-1 truck and EF-1 V van, factors affecting competition include product performance and quality, technological innovation, customer experience, brand differentiation, product design, pricing and TCO, and manufacturing scale and efficiency. Increased competition will lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Phoenix may face competition from global automotive manufacturers.

We compete with a number of commercial EV manufacturers, including those such as Lightning eMotors and GreenPower Motor Company,. In addition to Tesla & Rivian, a number of traditional global automobile manufacturers, including Ford, General Motors, Mercedes Benz, and Nissan-Renault- Mitsubishi-Toyota, have entered the consumer EV business, and a few, including BYD, Ford, General Motors, Tesla and Daimler have begun entry into the commercial EV market. These companies have far greater resources, brand recognition, and distribution channels than Phoenix or the Company does, which could make it difficult for Phoenix to gain widespread market acceptance. There can be no assurance that Phoenix will be able to compete successfully with other market participants, and, if Phoenix cannot, then its business could fail.

We will continue to require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our electric vehicles.

The design, manufacture and sale of electric vehicles is a capital-intensive business. Although we pursue an “asset light strategy” for growth, our business plan to design, produce, sell and service commercial electric buses, vans and trucks, including the Gen 4, Gen 5, EF-1 truck and EF-1 V van, is expected to require continued capital investment and incur substantial costs including research and development expenses, raw material procurement costs, sales and distribution expenses as we build our brand and market our vehicles, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our vehicles but also to control our capital expenditures and costs. As we expand our product portfolio, including the scheduled release of Gen 4 in 2023, we will need to manage costs effectively to sell those products at our expected margins. If we are unable to cost efficiently design, manufacture, market, sell and distribute and service our vehicles and provide our services, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected. Unlike established EV automotive manufacturers that have greater financial resources than we do, there can be no assurance that we will have access to the capital we need on favorable terms when required or at all. In addition, future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.

If we are unable to raise additional capital when required or on acceptable terms, we may be required to significantly delay, scale back or discontinue the development or commercialization of one or more of our EV products, restrict our operations or obtain funds by entering into agreements on unattractive terms, which would likely have a material adverse effect on our business, stock price and our relationships with third parties with whom we have business relationships, at least until additional funding is obtained. If we do not have sufficient funds to continue operations, we could be required to seek bankruptcy protection or other alternatives that would likely result in our stockholders losing some or all of their investment in us. In addition, our ability to achieve profitability or to respond to competitive pressures would be significantly limited.

We may experience delays in launching and ramping up production or we may be unable to control our manufacturing costs.

We have previously experienced and may in the future experience launch and production ramp-up delays. In addition, we may introduce in the future new or unique manufacturing processes and design features for our products including enhancements under development relating to production assembly efficiency, material component availability, cost reduction and customer feedback. There is no guarantee we will be able to successfully and timely introduce and scale such processes or features. We have limited experience to date in manufacturing electric vehicles at low volumes. To be successful, we will need to implement, maintain, and ramp-up efficient and cost-effective manufacturing capabilities, processes and supply chains, high quality and output rates planned at our Anaheim manufacturing facility. We also need to hire, train, and compensate skilled employees for operations. Bottlenecks and other unexpected challenges such as those experienced in the past may arise during our production ramps, and we must address them promptly while continuing to improve manufacturing processes and reducing costs. If we are not successful in achieving these goals, we could face delays in establishing and/or sustaining our vehicle production ramp-ups or be unable to meet our related cost and profitability targets. Any delay or other complication in ramping up the production of our current products or the development, manufacture, launch and production ramp-ups of our future products, features and services, or in doing so cost-effectively and with high quality, may harm our brand, business, prospects, financial condition, and operating results.

Costs of electric vehicles are high in comparison with those of traditional vehicles powered by internal combustion engines or hybrids.

Phoenix’s EVs will not gain wide acceptance unless Phoenix can reduce manufacturing and selling costs. Prices of Phoenix EVs range from $165,000 to $225,000, whereas prices of comparable traditional combustion engine vehicles range from approximately $90,000 to $140,000. The cost difference is due to the incremental cost of electric drivetrain, including lithium-ion batteries, motors, inverter and control software, coupled with the relatively low volume of production, leading to higher overheads.

In addition, government subsidies and incentives, including those available in California, are important for the cost-competitiveness of Phoenix’s EVs, and Phoenix’s growth and prospects depend in part on the availability and amounts of these subsidies and incentives. Any reduction, elimination or discriminatory application of government subsidies and incentives because of budgetary challenges, policy changes, the reduced need for such subsidies and incentives due to the perceived success of electric vehicles, or other reasons may impair the cost-competitiveness of Phoenix’s EVs.

The range of Phoenix’s existing EVs is limited, compared with that of traditional vehicles.

Whereas traditional combustion engine medium-duty vehicles may travel from 240 to 350 miles before refueling, Phoenix’s existing EVs have a maximum range of 160 miles and minimum recharging time of five to six hours. Currently, Phoenix’s EVs can be charged only at the owner’s location or select public charging locations using compatible charging equipment, further limiting the EVs to local use. Accordingly, potential customers needing vehicles with longer ranges or quicker turnaround of depleted electric energy supply may find Phoenix’s products relatively less attractive.

We may experience significant delays in the design, manufacture, financing, regulatory approval, launch and delivery of our vehicles, which could harm our business, prospects, financial condition, results of operations, and cash flows.

Our future business depends in large part on our ability to execute on our plans to develop, manufacture, market and sell our vehicles. Any delay in the financing, design, manufacture, regulatory approval, launch or delivery of our vehicles could materially damage our brand, business, prospects, financial condition, results of operations, and cash flows, and could cause liquidity constraints.

Vehicle manufacturers often experience delays in the design, manufacture, and commercial release of new products. To the extent we delay the launch of our vehicles, our growth prospects could be adversely affected as we may fail to establish or grow our market share. Furthermore, we rely on third-party suppliers for the provision and development of the key components and materials used in our vehicles. To the extent our suppliers experience any delays in providing us with or developing necessary components we could experience delays in delivering on our timelines.

All of Phoenix’s current range of products are built on Ford’s E-450 chassis. A decision by Ford to offer an electric version of this chassis, directly, would impact the viability of Phoenix’s current products.

Phoenix currently builds all its products on Ford’s E-450 chassis. Ford does not offer an electric version of this chassis, due to the relatively small market size for medium-duty electric vehicles. As volumes increase, there is a potential risk of Ford’s launching an electric version of Ford’s E-450 chassis directly from the factory, negating the need for Phoenix’s current range of products. Additionally, a shortage in the availability of this chassis would impact Phoenix’s capability to produce and fulfill customer’s orders in a timely manner.

Our future growth is dependent upon the willingness of operators of commercial vehicle fleets to adopt electric vehicles and upon our ability to produce, sell and service vehicles that meet their needs. If the market for commercial electric vehicles does not develop as we expect, or if it develops slower than we expect, our business, prospects, financial condition and operating results will be adversely affected.

Our growth requires adoption of commercial vehicle operators to adopt EVs for their fleets and on our ability to produce, sell and service vehicles that meet their needs. EVs’ use in the medium-duty commercial vehicle market is a relatively new development, particularly in the United States, and is characterized by rapidly changing technologies and evolving government regulation, industry standards, and customer views of the merits of using electric vehicles in their businesses. This process has been slow, as, without including the impact of government or other subsidies and incentives, the purchase prices for Phoenix’s EVs currently is higher than those for diesel-fueled vehicles. The relatively low price of oil has also hurt Phoenix’s over the last few years.

Phoenix must educate fleet managers regarding the economic benefits that Phoenix believes result over the life of its EVs. Phoenix believes that these benefits depend on the following:

●	the difference in the initial purchase prices of commercial electric vehicles and vehicles with comparable gross vehicle weight powered by internal combustion engines or hybrids, both including the effect of government and other subsidies and incentives designed to promote the purchase of electric vehicles;
●	the total cost of ownership of the vehicle over its expected life, which includes the initial purchase price and ongoing operating and maintenance costs;
●	the availability and terms of financing options for purchases of vehicles and, for commercial electric vehicles, financing options for battery systems;
●	the availability of tax and other governmental incentives to purchase and operate electric vehicles and future regulations requiring increased use of nonpolluting vehicles;
●	government regulations and economic incentives promoting fuel efficiency and alternate forms of energy;
●	fuel prices, including volatility in the cost of diesel fuel;
●	cost and availability of other alternatives to diesel fueled vehicles, such as vehicles powered by natural gas or hybrids;
●	corporate sustainability initiatives;
●	commercial electric vehicle quality, performance and safety (particularly with respect to lithium-ion battery packs);
●	the quality and availability of service for the vehicle, including the availability of replacement parts;

●	the range over which commercial electric vehicles may be driven on a single battery charge;
●	access to charging stations and related infrastructure costs, and standardization of electric vehicle charging systems;
●	electric grid capacity and reliability; and
●	macroeconomic factors.

If, in weighing these factors, operators of commercial vehicle fleets determine that there is no compelling business justification for purchasing commercial EVs, the market for commercial EVs may not develop as, or may develop more slowly than, Phoenix expects which would adversely affect Phoenix’s business, prospects, financial condition and operating results.

Phoenix has a limited number of customers, with which Phoenix does not have long-term agreements, and expects that a significant portion of our future sales will be from a limited number of customers. The loss of any of these customers could materially harm Phoenix’s business.

A significant portion of Phoenix’s projected future revenue is expected to be generated from a limited number of customers. Phoenix has no contracts with customers that include long-term commitments that ensure future sales of vehicles. The loss of or a reduction in sales or anticipated sales to Phoenix’s most significant customers would have a material adverse effect on our business, prospects, financial condition and operating results.

An inability to attract new customers for our Gen 4 products and future generations of products will substantially impact our ability to grow revenue or improve our financial results.

Our growth will depend in large part on our ability to attract new customers. As we drive growth in our existing markets, and we anticipate that our sales activities will lead to additional orders and deliveries for our Gen 4 products, and, as a result, increase our base of customers. An inability to attract new customers would substantially impact our ability to grow revenue or improve our financial results. Further, we often receive binding and non-binding purchase orders from customers that are contingent on various factors, such as completing a successful pilot program, obtaining third-party financing or obtaining government grants, such as HVIP. In addition, some customers are interested in future products, not yet in our production. While we continuously strive to expand our product portfolio, developing new products takes a significant amount of time and expense, such as engineering work, sourcing new suppliers, marketing, testing and quality control. In addition, orders may be delayed for a number of reasons, many of which are beyond our control, including supplier delays, which may cause delays in our manufacturing process, or delays in customers obtaining financing. As a result, any such orders may not result in actual revenue in the near term or at all. Accordingly, revenue estimates and the amount and timing of work expected to be performed at the time the estimate of order backlog is developed is subject to change.

We may not be able to accurately estimate the supply and demand for our vehicles, which could result in a variety of inefficiencies in our business and hinder our ability to generate revenue. If we fail to accurately predict our manufacturing requirements, we could incur additional costs or experience delays.

It is difficult to predict our future revenues and appropriately budget for our expenses, and we may have limited insight into trends that may emerge and affect our business. We will be required to provide forecasts of our demand to our suppliers several months prior to the scheduled delivery of products to our prospective customers. If we overestimate our requirements, our suppliers may have excess inventory, which indirectly would increase our costs. If we underestimate our requirements, our suppliers may have inadequate inventory, which could interrupt manufacturing of our products and result in delays in shipments and revenues. In addition, lead times for materials and components that our suppliers order may vary significantly and depend on factors such as the specific supplier, contract terms and demand for each component at a given time. If we fail to order sufficient quantities of product components in a timely manner, the delivery of vehicles to our customers could be delayed, which would harm our business, financial condition and operating results.

We face various challenges in scaling manufacturing, assembling, and converting processes effectively and quickly from low volume production to high volume production for our Gen 4 drivetrain products.

We have no experience to date in high volume manufacturing, assembling, and converting to commercial electric vehicles. We do not know whether we will be able to develop efficient, low-cost manufacturing, assembly and converting capability and processes, and reliable sources of component supply that will enable us to meet the quality, price, engineering, design and production standards, as well as the production volumes we target. Any failure to develop such manufacturing, assembly and converting processes and capabilities and reliable sources of component supply within our projected costs and timelines could have a material adverse effect on our business, prospects, operating results and financial condition. Even if we are successful in developing our high-volume manufacturing, assembly and converting capability and processes, and reliable sources of component supply, we do not know whether we will be able to do so in a manner that avoids significant delays and cost overruns, including as a result of factors beyond our control such as problems with suppliers and vendors, or in time to meet our commercialization schedules or to satisfy the requirements of customers. In addition, certain components we integrate may not be available on a consistent basis or in large quantities. Our business, prospects, financial condition and operating results could be adversely affected if we experience disruptions in our supply chain or if we cannot obtain materials of sufficient quality at reasonable prices.

The complexity in our business is expected to grow as we develop new products and services. We have limited experience in simultaneously designing, testing, manufacturing, upgrading, adapting and selling our electric drivetrains as well as limited experience allocating our available resources among the design and production of multiple electric drivetrains. As we add complexity to our product line and introduce new products and services, we may experience unexpected delays.

If we are unable to scale our existing assembly processes and systems quickly while maintaining our current quality level, including as a result of supply chain constraints and inability to manage complexity in our business, we may be unable to meet our customers’ vehicle quality and quantity requirements or our forecasted production schedule or lower our cost of sales. As a result, we may not be able to meet our customers’ delivery schedules and could face the loss of customers, or be exposed to liability to customers to which we promised delivery, which could adversely affect our business, prospects, financial condition and operating results.

If we fail to scale our business operations or otherwise manage future growth effectively as we attempt to rapidly grow our company, we may not be able to produce, market, service and sell our vehicles profitably or successfully.

Our future growth depends upon our ability to maintain relationships with our existing suppliers and source suppliers for our critical components, and to complete building out our supply chain, while effectively managing the risks due to such relationships.

Our success will be dependent upon our ability to maintain and expand our relationships with suppliers who are critical and necessary to the output and production of our vehicles. We also rely on a small group of suppliers to provide us with the components for our vehicles. The supply agreements we have or may enter into with key suppliers in the future may have provisions where such agreements can be terminated in various circumstances, including potentially without cause. If these suppliers become unable to provide, or experience delays in providing, components, or if the supply agreements we have in place are terminated, it may be difficult to find replacement components. Changes in business conditions, pandemics, governmental changes and other factors beyond our control or that we do not presently anticipate could affect our ability to receive components from our suppliers.

Further, we have not secured supply agreements for all of our components. In addition, there is the possibility that finalizing the supply agreements for the parts and components of our vehicles will cause significant disruption to our operations, or such supply agreements could be at costs that make it difficult for us to operate profitably.

If we do not enter into long-term supply agreements with guaranteed pricing for our parts or components, we may be exposed to fluctuations in prices of components, materials and equipment. Agreements for the purchase of battery cells typically contain pricing provisions that are subject to adjustment based on changes in market prices of key commodities. Substantial increases in the prices for such components, materials and equipment would increase our operating costs and could reduce our margins, if we cannot recoup the increased costs. Any attempts to increase the announced or expected prices of our vehicles in response to increased costs could be viewed negatively by our potential customers and could adversely affect our business, prospects, financial condition or operating results.

We may be unable to adequately control the costs or maintain adequate supply of components associated with our operations.

We may be unable to adequately control the costs associated with our operations. We expect to incur significant costs related to procuring raw materials required to manufacture and assemble our vehicles. The prices for these raw materials fluctuate depending on factors beyond our control. Our business also depends on the continued supply of battery packs for our vehicles. We are exposed to multiple risks relating to availability and pricing of quality lithium-ion battery packs.

Furthermore, currency fluctuations, tariffs or shortages in petroleum or other raw materials and other economic or political conditions may result in significant increases in freight charges and raw material costs. Substantial increases in the prices for our raw materials or components would increase our operating costs, and could reduce our margins. In addition, a growth in popularity of electric vehicles without a significant expansion in battery cell production capacity could result in shortages, which would result in increased costs in raw materials to us or impact our prospects.

Disruption of supply or shortage of raw materials could harm our business.

Historically, we have experienced significant delivery delays and supply shortage with our BOM components, battery packs in particular. When encountered with supply disruption or shortage, our production plans and delivery schedules to our customers are to a large extent dictated by the timing of receiving these BOM components, or when a different supplier is fully qualified and customized into our product design. For example, COVID-19 has caused disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including batteries and chassis. Although we have worked diligently with our suppliers to mitigate the risks, we expect supply chain delays to continue to have a significant impact on our 2023 production and revenue and possibly thereafter. Any such supply interruption or shortage could materially adversely affect our business and operating results.

Phoenix EVs use lithium-ion batteries, which, if not appropriately managed and controlled, have caught fire or released smoke and flames. Such events could result in liability under Phoenix’s warranties, for damage or injury, adverse publicity and a potential safety recall, any of which would hurt Phoenix’s prospects.

The battery packs in Phoenix’s EVs use lithium-ion cells, which, if not appropriately managed and controlled can rapidly release energy by venting smoke and flames that can ignite nearby materials. Highly publicized incidents of laptop computers and cell phones bursting into flames have focused attention on the safety of these cells. These events also have raised questions about the suitability of lithium-ion cells for automotive applications. There can be no assurance that a field failure of Phoenix’s battery packs will not occur, which would damage the vehicle or lead to personal injury or death that subject Phoenix to lawsuits. Furthermore, there is some risk of electrocution if individuals who attempt to repair battery packs do not follow applicable maintenance and repair protocols. Any such damage or injury would likely lead to adverse publicity and potentially a safety recall. Any such adverse publicity could adversely affect Phoenix’s business, prospects, financial condition and operating results.

If our vehicles fail to perform as expected, our ability to develop, market and sell or lease our electric vehicles could be harmed.

If our vehicles were to contain defects in design and/or manufacture that cause them not to perform as expected or that require repair, our ability to develop, market and sell or lease our vehicles could be harmed. For example, the operation of our vehicles is highly dependent on software that will require modification and updates over time. Software products are inherently complex and often contain defects and errors when first introduced. We currently have a limited frame of reference by which to evaluate the long-term quality, reliability and performance characteristics of our buses, trucks, and other products. There can be no assurance that we will be able to detect and repair any defects in our products before commencing the sale of our vehicles. Any product defects or any other failure of our vehicles to perform as expected could harm our reputation and result in adverse publicity, lost revenue, delivery delays, product recalls, product liability claims or significant warranty and other expenses, and could have a material adverse impact on our business, financial condition, operating results and prospects.

We are relying on third-party suppliers to develop a number of advanced technologies for use in our products.

There can be no assurances that our suppliers will be able to meet the technological requirements, production timing and volume requirements to support our business plan. In addition, the technology may not comply with the cost, performance useful life and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims which could adversely affect our business, prospects and results of operations.

We are relying on a limited number of third-party suppliers to provide us with products for our charger and material handling division.

Currently we are dependent entirely on third-party suppliers and partners for our chargers and material handling product lines. If these suppliers are not able to provide us with products due to supply chain constrains or other reasons, we do not have the capability or knowledge to produce these products locally. This would result in delays in getting end products to customers and negatively impact our business and results of operations.

Our success may be dependent on our development and protection of intellectual property rights.

We rely on confidentiality and trade secret protections to protect our proprietary technology. All new EV drivetrain and technical developments by us will be owned by us. Our success will, in part, depend on our ability to obtain patents and trademarks and protect our trade secrets and proprietary technology. We are currently maintaining our engineering under confidentiality agreements and other agreements to preserve our trade secrets and other proprietary technology. Although we have entered into confidentiality agreements with our employees, consultants and contractors, our agreements may not adequately protect our intellectual property, particularly with respect to conflicts of ownership relating to work product generated by our employees, consultants and contractors, and we cannot be certain that others will not gain access to our trade secrets and other proprietary technology. Others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets.

We may not succeed in establishing, maintaining and strengthening our brand, which would materially and adversely affect customer acceptance of our vehicles and components and our business, revenues and prospects.

Our business and prospects heavily depend on our ability to develop, maintain and strengthen our brand. If we are not able to establish, maintain and strengthen our brand, we may lose the opportunity to build a larger base of customers. Our ability to develop, maintain and strengthen our brand will depend heavily on the success of our marketing efforts. The automobile industry is intensely competitive, and we may not be successful in building, maintaining and strengthening our brand. Our current and potential competitors, particularly automobile manufacturers headquartered in the United States, Japan, the European Union and China, have greater name recognition, broader customer relationships and substantially greater marketing resources than we do. If we do not develop and maintain a strong brand, our business, prospects, financial condition and operating results will be materially and adversely impacted.

Our electric vehicles will compete for market share with vehicles powered by other vehicle technologies that may prove to be more attractive than our vehicle technologies.

Our bus and light and medium-duty truck market currently is serviced by many manufacturers with existing customers and suppliers using proven and widely accepted fuel technologies. Additionally, our competitors are working on developing technologies that may be introduced in our target market. If any of these alternative technology vehicles can provide lower fuel costs, greater efficiencies, greater reliability or otherwise benefit from other factors resulting in an overall lower total cost of ownership, this may negatively affect the commercial success of our vehicles or make our vehicles uncompetitive.

We may be unable to keep up with changes in electric vehicle technology as new entrants and existing, larger manufacturers enter the electric vehicle space.

Our Zeus line of buses and trucks are designed for use with, and is dependent upon, existing electric vehicle technology. As new companies and larger, existing vehicle manufacturers enter the electric vehicle space, we may lose any technological advantage we may have had in the marketplace and suffer a decline in our position in the market. As technologies change, we plan to upgrade or adapt our products to continue to provide products with the latest technology. However, our products may become obsolete or our research and development efforts may not be sufficient to adapt to changes in or to create the necessary technology to effectively compete. As a result, our potential inability to adapt to and develop the necessary technology may harm our competitive position.

Phoenix’s business requires highly technically skilled personnel, for whom Phoenix must compete for employment.

Phoenix’s manufacturing and research and development require highly skilled electrical, mechanical, and software engineers. Competition for employment of such individuals is intense, and Phoenix’s ability to attract and retained and retaining them is essential to continuing its business. Growth of Phoenix’s business will depend upon its ability to compete for increasing numbers of such employees, and there can be no assurance that Phoenix will be able to do so. Our inability to attract and retain key personnel may materially and adversely affect our business operations. Any failure by our management to effectively anticipate, implement and manage the changes required to sustain our growth would have a material adverse effect on our business, financial condition and results of operations.

We will also need to hire and train a significant number of hourly employees to expand our commercial manufacturing operations. Furthermore, in the event employees hired by us seek to join or form a labor union, we could be subject to risks as we engage in an attempt to finalize negotiations with any such union, including potential work slowdowns or stoppages, delays and increased costs. If we are unsuccessful in hiring and training an expanded workforce in a timely and cost-effective manner, our business, financial condition and results of operations could be adversely affected.

We are highly dependent on the services of Liang Lance Zhou, our Chief Executive Officer.

We are highly dependent on the services of Liang Lance Zhou, our Chief Executive Officer. Mr. Zhou is the source of many, if not most, of the ideas and execution driving our strategies and supply chains. If Mr. Zhou were to discontinue his service to us due to death, disability or any other reason, we would be significantly disadvantaged.

Our lack of effective internal controls over financial reporting may affect our ability to accurately report our financial results or prevent fraud, which may affect the market for and price of our Common Stock.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). The Company has identified the following material weaknesses, in the design or operation of internal controls, which could adversely affect the Company’s ability to record, process, summarize and report financial data: (1) failure to maintain an effective control environment of internal control over financial reporting; (2) failure to develop an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including business, operational, and fraud risks; (3) ineffective monitoring activities to assess the operation of internal control over financial reporting; and (4) lack of sufficient controls designed and implemented for financial information processing and reporting and lacked resources with requisite skills for the financial reporting under U.S. GAAP.

We will be subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls. Effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the market for and trading price of our shares of Common Stock, may be materially and adversely affected if we do not have effective internal controls. Before becoming a public company, we were a private company with limited resources. As a result, we may not discover any problems in a timely manner and current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our shares of Common Stock. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise funds in a debt or equity financing.

We intend to implement measures designed to improve our internal control over financial reporting to address the underlying causes of these material weaknesses, including (1) hiring more qualified staff and increasing resources with sufficient knowledge and experience to strengthen financial reporting; (2) setting up a financial and system control framework to ensure proper segregation of duty and review procedures, with formal documentation of polices and controls in place; (3) forming a task force to design and improve processes and controls to monitor operations and record financial data; and (4) devoting proper time by senior management to perform comprehensive review of procedures to assess risks and enforce effective accountability.

In addition, we anticipate that the process of building and improving our accounting and financial functions and infrastructure will require significant additional professional fees, internal costs and management efforts. We expect that we will need to implement a new internal system to enhance the management of our financial, accounting, human resources and other functions. However, such a system would likely require us to complete many processes and procedures for the effective use of the system or to run our business using the system, which may result in substantial costs. Any disruptions or difficulties in implementing or using such a system could adversely affect our controls and harm our business. Moreover, such disruption or difficulties could result in unanticipated costs and diversion of management’s attention.

Additional material weaknesses or significant deficiencies may be identified in the future. If we identify such issues or if we are unable to produce accurate and timely financial statements, our stock price may decline and we may be unable to maintain compliance with the Nasdaq Listing Rules.

Risks Related to Ownership of Our Common Stock

The market price of our securities may fluctuate and may decline.

Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. The trading price of our securities has been volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on the market value of our securities.

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success or failure of competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning us or the market in general;
●	operating and stock price performance of other companies that investors deem comparable to us;
●	operating and stock price performance of SPI Energy, our majority shareholder;
●	our ability to market new and enhanced services and products on a timely basis;
●	changes in laws and regulations affecting our business;
●	commencement of, or involvement in, litigation involving us;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our common stock available for public sale;
●	short selling of our common stock or other securities;
●	any announced or anticipated stock or equity linked instrument offering by us;
●	any major change in the board of directors or management;
●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for automotive stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

If we are unable to maintain compliance with the continued listing requirements as set forth in the Nasdaq listing rules, our common stock could be delisted from the Nasdaq, and if this were to occur, then the price and liquidity of our common stock, and our ability to raise additional capital, may be adversely affected.

Our common stock is currently listed on the Nasdaq Capital Market, or Nasdaq. Continued listing of a security on the Nasdaq is conditioned upon compliance with certain continued listing requirements and continued listing standards set forth in the Nasdaq listing rules, including a minimum closing bid price of $1.00 per share. There can be no assurance we will continue to satisfy the all the requirements for maintaining a Nasdaq listing.

Delisting of our common stock could adversely affect the liquidity of our common stock because alternatives, such as the OTC Bulletin Board and the pink sheets, are generally considered to be less efficient markets. An investor likely would find it less convenient to sell, or to obtain accurate quotations in seeking to buy our common stock on an over-the-counter market. Many investors likely would not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. A delisting of our common stock would likely to have an adverse impact on our stock price, inhibit or preclude our ability to rise additional financing, effect strategic acquisitions and may also materially and adversely impact our credit terms with our vendors.

Sales of substantial amounts of our common stock in the public markets by our existing stockholders, or the perception that such sales might occur, could cause the market price of our common stock to decline significantly, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market could occur at any time. If our stockholders sell, or the market perceives that we or our stockholders intend to sell, a substantial amount of our common stock in the public market, the market price of our common stock could decline significantly.

The issuance of additional shares of our common stock in connection with financings, acquisitions, investments, our share incentive plans or otherwise will dilute all other stockholders.

Our Second Amended to the Amended Certificate of Incorporate authorizes us to issue up to 450,000,000 shares of our common stock and up to 50,000,000 shares of preferred stock. We may issue common stock or securities convertible into common stock from time to time in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, holders of our common stock may need to rely on sales of their shares after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

It is not possible to predict the actual number of shares we will sell under the Standby Equity Purchase Agreement (the “SEPA”), or the actual gross proceeds resulting from those sales. Further, we may not have access to the full amount available under the SEPA.

On November 22, 2022, we entered into the SEPA with YA II PN, Ltd. (“Yorkville”), pursuant to which Yorkville has committed to purchase up to $10,000,000 of our common stock, subject to certain limitations and conditions set forth in the SEPA. We have the right to control the timing and amount of any sales of our shares of common stock to Yorkville under the SEPA.

Although the SEPA provides that we may sell up to an aggregate of $10,000,000 of our common stock to Yorkville, only 4,035,086 shares of our common stock, including the aggregate amount of 61,421 Commitment Shares issued to Yorkville, have been registered. If we elect to sell to the Yorkville all of the 4,035,086 registered shares of common stock, depending on the market price of our common stock prior to each Advance made pursuant to the SEPA, the actual gross proceeds from the sale of all such shares may be substantially less than the $10,000,000 available to us, which could materially adversely affect our liquidity.

If it becomes necessary for us to issue and sell to Yorkville under the SEPA more than the 4,035,086 shares registered for resale in order to receive aggregate gross proceeds equal to $10,000,000, we must file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any such additional shares of our common stock we wish to sell from time to time under the SEPA, which the SEC must declare effective. Additionally, we would need to obtain stockholder approval to issue shares of common stock in excess of the Exchange Cap under the SEPA in accordance with applicable Nasdaq rules, unless all applicable sales of shares of common stock under the SEPA equal or exceed the “Minimum Price” (as such term is defined in the Nasdaq Rules) or, as to any Advance, the issuance of the common stock pursuant to an Advance Notice would be excluded from the Exchange Cap under Nasdaq rules (or interpretive guidance provided by the Nasdaq with respect thereto), in which case, under applicable Nasdaq rules, the Exchange Cap limitation would not apply to issuances and sales of common stock under the SEPA. Any issuance and sale by us under the SEPA of shares of common stock in addition to the 4,035,086 shares of common stock registered for resale by Yorkville could cause additional dilution to our stockholders.

We are not required or permitted to issue any shares of common stock under the SEPA if such issuance would breach our obligations under the rules or regulations of the Nasdaq Stock Market LLC. In addition, Yorkville will not be required to purchase any shares of our common stock if such sale would result in their beneficial ownership exceeding 9.99% of the then issued and outstanding common stock. Our inability to access a part or all of the amount available under the SEPA, in the absence of any other financing sources, could have a material adverse effect on our business.

If we elect to draw down amounts under the SEPA, which will result in the sale of shares of our common stock to Yorkville, any such draw-downs may have a dilutive impact on our existing shareholders. Though we have been advised by Yorkville, and Yorkville represents in the SEPA, that Yorkville is purchasing the shares for its own account, for investment purposes, and without any view or intention to distribute such shares in violation of the Securities Act or any other applicable securities laws, Yorkville may resell some or all of the shares we issue to it pursuant to draw-downs under the SEPA and such sales could cause the market price of our common stock to decline.

Risks Relating to Regulation and Claims

Product liability or other claims could have a material adverse effect on our business.

The risk of product liability claims, product recalls and associated adverse publicity is inherent in the manufacturing, marketing and sale of all vehicles, including electric vehicles. Although we have liability insurance policies in place, that insurance may be inadequate to cover all potential product claims. Any product recall or lawsuit seeking significant monetary damages either in excess of our coverage, or outside of our coverage, may have a material adverse effect on our business and financial condition. We may not be able to secure additional liability insurance coverage on acceptable terms or at reasonable costs when needed or at all. A successful product liability claim against us could require us to pay a substantial monetary award. Moreover, a product recall could generate substantial negative publicity about our products and business and inhibit or prevent commercialization of other future product candidates. We cannot provide assurance that such claims and/or recalls will not be made in the future.

Regulatory requirements may have a negative effect upon our business.

All vehicles sold must comply with international, federal and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are certified under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Our Zeus buses and trucks are subject to substantial regulation under federal, state and local laws and standards. These regulations include those promulgated by the U.S. EPA, the National Highway Traffic Safety Administration (“NHTSA”), the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and various state boards, and compliance certification is required for each new model year. These laws and standards are subject to change from time to time and we could become subject to additional regulations in the future. In addition, federal, state and local laws and industrial standards for electric vehicles are still developing. Compliance with these regulations could be challenging, burdensome, time consuming and expensive. If compliance results in delays or substantial expenses, our business could be adversely affected.

The unavailability, reduction or elimination of government and economic incentives could have a material adverse effect on our business, prospects, financial condition and operating results.

Any reduction, elimination or discriminatory application of government subsidies and economic incentives because of policy changes, the reduced need for such subsidies and incentives due to the perceived success of the electric vehicle industry or other reasons may result in the diminished competitiveness of the electric vehicle industry generally. This could materially and adversely affect the growth of our business, prospects, financial condition and operating results.

While certain tax credits and other incentives for alternative energy production and electric vehicles have been available in the past, there is no guarantee these programs will be available in the future. If current tax incentives are not available in the future, our financial position could be harmed. As federal, state, or local legislation related to electric vehicles or data protection continues to develop, we will likely be required to expend significant additional resources to continue to modify or enhance our products, protective measures and internal processes to comply with such legislation.

We may be exposed to liability for infringing upon other companies’ intellectual property rights.

Our success, in part, is dependent on our ability to operate without infringing on others’ proprietary rights. While we are not aware of any patents and trademarks which would cause our products or their use to infringe the rights of any third parties, we cannot be certain that infringement has not or will not occur. We could incur substantial costs, in addition to a great amount of time lost, in defending any patent or trademark infringement suits or in asserting any patent or trademark rights in a suit with another party.

We are subject to various environmental laws and regulations that could impose substantial costs upon us and cause delays in building our manufacturing facilities.

Our operations are and will continue to be subject to international, federal, state, and/or local environmental laws and regulations, including laws relating to water use; air emissions; use of recycled materials; energy sources; the protection of human health and the environment, natural resources and endangered species; and the use, handling, storage, disposal and human exposure to hazardous materials.

Environmental and health and safety laws and regulations can be complex, and we expect that we will be affected by future amendments to such laws or other new environmental and health and safety laws and regulations which may require us to change our operations, potentially resulting in a material adverse effect on our business, prospects, financial condition, and operating results. We have been required to obtain and comply with the terms and conditions of multiple environmental permits, certificates, or registrations, many of which are difficult and costly to obtain and could be subject to legal challenges. Violations of these laws, regulations, and permits, certificates and registrations can give rise to liability for administrative oversight and correction costs, cleanup costs, property damage, bodily injury and fines and penalties. In some cases, violations may result in suspension or revocation of permits, certificates or registrations. Capital and operating expenses needed to comply with environmental laws and regulations can be significant, and violations may result in substantial fines and penalties, third party damages, suspension of production or a cessation of our operations, and reputational harm.

Contamination at properties we currently own or operate, will own or operate, we formerly owned or operated or to which hazardous substances were sent by us, may result in liability for us under environmental laws and regulations, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, which can impose liability for the full amount of remediation-related costs without regard to fault, for the investigation and cleanup of contaminated soil and ground water, for vapor intrusion and other exposure pathways or impacts to human health or the environment and for damages to natural resources. The costs of complying with environmental laws and regulations and any claims concerning noncompliance, or liability with respect to contamination in the future, could have a material adverse effect on our financial condition or operating results. We may face unexpected delays in obtaining the required permits and approvals in connection with our planned production facilities that could require significant time and financial resources and delay our ability to operate these facilities, which would adversely impact our business, prospects, financial condition and operating results.

Changes in laws or regulations, or a failure to comply with any laws and regulations, or any litigation that we may be subject to or involved in may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and the Nasdaq Stock Market on which we are applying for our securities to be listed. In particular, we will be required to comply with certain SEC, Nasdaq and other legal and regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly.

Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We may be compelled to undertake product recalls or take other actions, which could adversely affect our business, prospects, operating results, reputation and financial condition.

Any product recall in the future may result in adverse publicity, damage our reputation and adversely affect our business, prospects, operating results and financial condition. In the future, we may, voluntarily or involuntarily, initiate a recall if any of our electric vehicles or components (including our battery packs) prove to be defective or noncompliant with applicable federal motor vehicle safety standards. Such recalls, whether caused by systems or components engineered or manufactured by us or our suppliers, would involve significant expense and diversion of management’s attention and other resources, which could adversely affect our brand image in our target market and our business, prospects, financial condition and operating results.

We may not have adequate insurance coverage for possible claims, lawsuits, product recalls or other damages claims made against us.

The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim. As a recently public company with limited operating history we may find it difficult to obtain and maintain certain categories of insurance such as adequate D&O insurance, product liability insurance, garage keepers insurance, cybersecurity insurance, etc.

Insufficient warranty reserves to cover future warranty claims could adversely affect our business, prospects, financial condition and operating results.

Our EVs are sold with warranties, and as a result we need to maintain warranty reserves to cover any warranty-related claims. If our warranty reserves are inadequate to cover such future warranty claims, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

General Risk Factors

Economic conditions could adversely affect our business.

Uncertain global economic conditions, in particular in light of the COVID-19 pandemic, could adversely affect our business. Negative global economic trends, such as decreased consumer and business spending, high unemployment levels and declining consumer and business confidence, pose challenges to our business and could result in declining revenues, profitability and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic conditions may negatively affect demand for our products.

Litigation may adversely affect our business, financial condition and results of operations.

From time to time in the normal course of our business operations, we may become subject to litigation that may result in liability material to our financial statements as a whole or may negatively affect our operating results if changes to our business operation are required. The cost to defend such litigation may be significant and may require a diversion of our resources. There also may be adverse publicity associated with litigation that could negatively affect customer perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable. As a result, litigation may adversely affect our business, financial condition and results of operations. Since inception, the Company has not been a party to any material litigation.

We are subject to cyber security risks. If a cyber security incident occurs, we could suffer information theft, data corruption, operational disruption and our business and results of operations could be harmed.

Our customers, and our industry generally, have become more dependent on digital and connected technologies to conduct business. We depend on digital and connected technologies to monitor our EVs, perform many of our services and to process and record financial and operating data, among other things. We also expect to increase our dependence on these technologies as we expand our offerings. Ensuring the secure and reliable processing, maintenance and transmission of this data is important to our operations and our customers. As cyber security incidents (including deliberate attacks) have increased in number, scope, and sophistication, energy assets (and related networks) may become the targets of more incidents. Our technologies, systems and networks, and those of our customers, vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the loss or destruction of proprietary and other information, or other disruption of business operations. In addition, while we depend on certain business partners to store certain information regarding our customers and employees, these third parties may be a target of cyberattacks or information security breaches that could result in the unauthorized release, gathering, monitoring, or misuse of sensitive information. Our recourse against these business partners, if any, may be limited. In addition, we, our customers, vendors, and/or business partners may be unable to detect certain breaches (such as unauthorized surveillance) for an extended period of time. Our systems and controls for protecting against cyber security risks, and those used by our business partners, may be insufficient. The loss, misuse, destruction, unauthorized release, gathering, or monitoring of sensitive information result in significant financial losses, loss of customers and business opportunities, reputation damage, litigation (including any damages awarded), regulatory fines, penalties or intervention, reimbursement or other compensatory costs, or otherwise adversely affect our business, financial condition or results of operations. We will likely be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber security incidents. The reliability and capacity of our systems is critical to our operations. Any difficulties in implementing or integrating new systems or enhancing current systems, or any material disruption in our information technology systems or systems could have an adverse effect on our business and results of operations.

Phishing scams could compromise sensitive data, harm our reputation, and lead to financial losses.

Phishing scams involve malicious actors attempting to trick our employees into providing sensitive information or accessing malicious links, often through fraudulent emails or websites. If our employees fall victim to these scams, it could result in financial losses, damage to our brand reputation, and compromise of confidential or proprietary information. Despite implementing preventative measures and employee training, the risk of phishing scam remains, and a successful attack could cause disruption and have significant negative financial impact to our business.

We face risks related to the ongoing Russian invasion of Ukraine and any other conflicts that may arise on a global or regional scale which could adversely affect our business and results of operations.

On February 24, 2022, the Russian Federation launched an invasion of Ukraine that has had an immediate impact on the global economy resulting in higher energy prices and higher prices for certain raw materials and goods and services which in turn is contributing to higher inflation in the United States and other countries across the globe with significant disruption to financial markets and supply and distribution chains for certain raw materials and goods and services on an unprecedented scale. The impact of the sanctions has also included disruptions to financial markets, an inability to complete financial or banking transactions, restrictions on travel and an inability to service existing or new customers in a timely manner in the affected areas of Europe. The Russian Federation could resort to cyberattacks and other action that impact businesses across the United States, the European Union and other nations across the globe including those without any direct business ties to the Russian Federation. The Russian invasion of Ukraine has continued to escalate without any resolution of the invasion foreseeable in the near future with the short and long-term impact on financial and business conditions in Europe remaining highly uncertain.

The U.S. and the European Union responded to Russia’s invasion of Ukraine by imposing various economic sanctions on the Russian Federation to which the Russian Federation has responded in kind. The United Kingdom, Japan, South Korea, Australia and other countries across the globe have imposed their own sanctions on the Russian Federation. The United States, the European Union and such other countries acting together or separately could impose wider sanctions or take further actions against the Russian Federation if the conflict continues to escalate. Multinational corporations and other corporations and businesses with business and financial ties to the Russian Federation have either reduced or eliminated their ties to the Russian Federation in a manner that often exceeds what is required pursuant to sanctions by these countries. While we do not have any direct business or financial ties to the Russian Federation or Ukraine as part of our own business, the impact of higher energy prices and higher prices for certain raw materials and goods and services resulting in higher inflation and disruptions to financial markets and disruptions to manufacturing and supply and distribution chains for certain raw materials and goods and services across the globe may impact our business in the future. We will assess and respond where appropriate to any direct or indirect impact that the Russian invasion of Ukraine has on the availability or pricing of the raw materials for our products, manufacturing and supply and distribution chains for our products and on the pricing and demand for our products.

In addition, any deterioration in credit markets resulting directly or indirectly from the ongoing Russian invasion of Ukraine could limit our ability to obtain external financing to fund our operations and capital expenditures. Adverse economic conditions may also result in a higher rate of losses on accounts receivables that we accrue in the future due to credit defaults. As a result, a downturn in the worldwide economy resulting from the Russian invasion of Ukraine and other conflicts with a global impact that may arise from time to time could have a material adverse effect on our business, results of operations, and/or financial condition.

ITEM 1 B. Unresolved Staff Comments

None.

ITEM 2. Properties

Our principal executive offices are located at its headquarters comprising approximately 39,043 square feet at 1500 Lakeview Loop, Anaheim, California. The lease on the Anaheim facility expires in March 2027. In addition, we have a fuel cell power systems research and development center comprising approximately 35,072 square feet located at 140 Blue Ravine Road, Folsom, California. The lease on the Folsom facility expires in September 2027.

ITEM 3 Legal Proceedings

As of the date of this report, there are no pending or ongoing legal proceedings that are material to the Company’s operations or financial condition. We regularly review and update our disclosure to reflect any changes in our legal exposures.

ITEM 4 Mine Safety Disclosures

Not applicable.

PART II

ITEM 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on the NASDAQ Capital Market under the Symbol “PEV” since June 8, 2022.

Holders of Common Equity

As of March 30, 2023, there were 3 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, rights or units through nominee names.

Dividends

We have never declared or paid dividends, nor do we have any present plan to pay any cash dividends on our common stock in the foreseeable future. We currently intend to retain our available funds and any future earnings to operate and expand our business.

Our board of directors has complete discretion on whether to pay dividends. In addition, our shareholders may by ordinary resolution declare a dividend, but no dividend may exceed the amount recommended by our directors. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Equity Repurchases

During the fourth quarter of our fiscal year ended December 31, 2022, neither we nor any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to Section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

Any previous sales of unregistered securities by the Company have been previously disclosed in our reports on Form 8-K filed with the SEC.

ITEM 6 [Reserved]

ITEM 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our financial statements and the related notes appearing elsewhere in this annual report on Form 10-K. This discussion may contain forward-looking statements based on current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Item 1A.— Risk Factors” or in other parts of this annual report on Form 10-K.

Basis of Presentation

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations. We have critical accounting estimates in the areas of accounts receivable and allowance for doubtful accounts, impairment of long-lived assets and goodwill, and product warranties.

Principal Factors Affecting Our Results of Operations

We believe that the following factors have had, and we expect that they will continue to have, a significant effect on the development of our business, financial condition and results of operations.

●	COVID-19 Impact. The COVID-19 pandemic has created and continues to create various global macroeconomic, customer demand, operational and supply chain risks, any one of which could have an adverse impact on our business going forward. During the years ended December 31, 2021 and 2022, we experienced supply chain constraints and inflationary pressures, and expect some of those constraints and pressures to continue into 2023. We have been actively taking measures intended to manage both supply chain constraints and higher raw materials costs through such measures as supplier diversification, ongoing operational efficiency efforts and quotation adjustments to mitigate the impact on our business. We also continue to see more challenges in attracting and retaining labor.
●	BOM and Supply Chain Challenges. Purchased materials represent the largest component of cost of goods sold in our products and we continue to explore ways to improve cost structure of our products through better design, strategic alliances for sourcing, supply chain optimization, and, in some cases vertical integration. We believe that an increase in volume and additional experience as well as long term and strengthened supply chain partnerships will allow us to continue to reduce our Bill of Materials (“BOM”), labor and overhead costs, as a percentage of total revenue. By reducing material costs, driving improvement in battery performance, increasing facility utilization rates and achieving better economies of scale, we can reduce prices while maintaining or growing gross margins of our products to further lower customers’ total cost of ownership (“TCO”) and help accelerate commercial electric vehicle adoption. Because we rely on third party suppliers for the development, manufacture, and development of many of the key components and materials used in our vehicles, we have been affected by industry-wide challenges such as significant delivery delays and supply shortages of certain BOM components. While we continue to focus on mitigating risks to our operations and supply chain in the current industry environment, we expect that these industry-wide trends will continue to affect our ability and the ability of our suppliers to obtain parts and components on a timely basis for the foreseeable future, having a significant impact on our business and results of operations in 2023 and possibly thereafter.
●	Availability of Funding to Develop Products and Scale Production. Our results are impacted by our ability to sell our electrification solutions and services to new and existing customers. We have had initial success with selling to our fleet customers. In order to sell additional products to new and existing customers, we will require substantial additional capital to develop our products and services, ramp up production and support expansion. Although we pursue an asset light strategy, we expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we continue to invest in our technology, research and development efforts, obtain, maintain and improve our operational, financial and management information systems, hire additional personnel, obtain, maintain, expand and protect our intellectual property portfolio. Until we can generate sufficient revenue from vehicle sales, we expect to primarily finance our operations through proceeds from public or private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs. The amount and timing of our future funding requirements, will depend on many factors, including the pace and results of our research and development efforts , the lead time for various components in our supply chain, and our ability to successfully manage and control costs and scale our operations.

●	Government Subsidies and Incentive Policies. With growing emphasis on improving air quality around our communities, large states like California are mandating key end user segments to switch to zero emission transportation options. Some of the key regulations driving growth in our addressable market include:
●	requiring all transit buses in California to be zero emissions by 2040;
●	requiring all airport shuttles in California to be all electric by 2035,
●	requiring at least 50% of all medium-duty trucks sold in California to electric by 2030,
●	requiring specific end user segments like drayage and yard trucks to go electric.

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments like, transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding / incentives driving adoption of electric medium duty vehicles include:

●	the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state;
●	the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle;
●	funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states.
●	Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

Net Revenues

	The Year Ended
In thousands	December 31, 2022	December 31, 2021
Condensed Consolidated Statements of Operations
Net revenues	$4,330	$2,977
Cost of revenues	3,510	3,540
Gross profit (loss)	820	(563)
Operating expenses:
Selling, general and administrative	13,970	13,750
Operating loss	(13,150)	(14,313)

Other income (expense):
Interest expense, net	(7)	(3)
Others	461	(287)
Total other income (expense), net	454	(290)
Loss before income taxes	(12,696)	(14,603)
Income tax provision	(9)	(11)
Net loss	$(12,705)	$(14,614)

Net loss per share of common stock:
Basic and Diluted	$(0.65)	$(0.84)
Weighted average common stocks outstanding	19,664,273	17,500,000

Net Revenues

Our revenues were primarily derived from sale and lease of EVs, sales of forklifts and other revenue. Other revenue consists of engineering and maintenance service, sales of component and charging stations, shipping and delivery fees and others.

For the years ended December 31, 2022 and 2021, our revenues were $4.3 million and $3.0 million, respectively. The 45.4% increase in revenues was primarily driven by the increase in sales of all-electric lithium-ion forklifts. Our revenue breakdown by major categories is as follows:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Sales of EVs	$1,789	$1,750
Lease of EVs	551	586
Sales of forklifts	1,251	—
Others	739	641
	$4,330	$2,977

Despite strong demand for our EVs as indicated by our sales backlog, supply chain disruptions and constraints that impacted our results in the year ended December 31, 2021, relating to primarily shortage of battery packs and Ford E-450 chassis, continued to limit the number of EVs we could produce throughout the year ended December 31, 2022. Additionally, a software related issue resulted in the delay in delivery of EVs during the third quarter of the year.

We receive grants from government agencies related to sales and leases of EVs, and sales of chargers. For the years ended December 31, 2022 and 2021, the amount of governmental grant recognized as revenue from sales of EVs and chargers was $895 and $1,243, respectively. For the years ended December 31, 2022 and 2021, the amount of governmental grant recognized as reductions of the cost of sales for EV leasing was $214 and $252, respectively. As of December 31, 2022 and 2021, the balances of government grants received were included in deferred income with amount of $503 and $714, respectively.

Cost of Revenues

Our costs of revenue consist primarily of direct parts, material and labor costs, as well as shipping and delivery and other costs.

For the years ended December 31, 2022 and 2021, our costs of revenue were $3.5 million and $3.5 million, respectively. The cost of revenues was unchanged from a year ago, due to a change in product mix reflecting significantly lower costs for EVs partially offset by the inclusion of the cost for electric forklift products.

Gross Margin

Gross profit is defined as revenues minus cost of revenues. Gross margin, stated as a percentage, is defined as the gross profit divided by the revenues.

For the years ended December 31, 2022 and 2021, our combined gross margin rose from -18.9% to 18.9%, driven by higher margins across all products categories, primarily attributable to a significantly improved margin of EVs from -30.6% to 4.9% and the 18.9% margin of electric forklifts.

Operating Expenses

Operating expenses consist of selling, general, administrative expenses.

Our selling, general and administrative expenses which consist primarily of salaries, research and development, professional service fees, rent expense, and office supplies expenses.

For the years ended December 31, 2022 and 2021, our operating expenses were $14.0 million and $13.8 million, respectively. The increase in operating expenses is mainly due to the increase in salaries and wages, and costs related to being a public company, partially offset by a decrease in research and development cost. The increase in salaries and wages is driven by an increase in headcount from 55 to 60 to beef up capacity in engineering, production and service, and prepare for an expected production expansion. The decrease in research and development cost reflects our change of approach to product development in alignment with our “asset light strategy” where we outsource a significant portion of design and engineering work for Gen 4 product to third party vendors and partners.

Other (Expenses) Income, net

Other (expenses) income, net includes interest expense and other income (expenses), net.

Interest Expense, net

Our interest expense, for the years ended December 31, 2022 and 2021 were $7 thousand and $3 thousand, respectively.

Other income (expense)

Our other income for the year ended December 31, 2022 was $0.5 million, primarily due to forgiveness of PPP loan and employee retention credit, partially offset by a loss related to a phishing scam.

Our other expense for the year ended December 31, 2021 was $0.3 million, primarily due to loss on disposal of property and equipment.

Net Loss

As a result of the above factors, our net loss for the years ended December 31, 2022 and 2021, was $12.7 million, and $14.6 million, respectively.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods and the related disclosures in the consolidated financial statements and accompanying footnotes. Out of our significant accounting policies, which are described in Note 3 — Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this registration statement, certain accounting policies are deemed “critical,” as they require management’s highest degree of judgment, estimates and assumptions. While management believes its judgments, estimates and assumptions are reasonable, they are based on information presently available and actual results may differ significantly from those estimates under different assumptions and conditions.

Impairment of Long-lived Assets and Goodwill

The Group’s long-lived assets include property and equipment and other intangible assets with finite lives. The Group evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compare undiscounted cash flows expected to be generated by that asset or asset group to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Any impairment write-downs would be treated as permanent reductions in the carrying amounts of the assets and a charge to operations would be recognized.

The Company tests goodwill for impairment as of December 31 every year by either performing a qualitative assessment or a quantitative test. The qualitative impairment assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative impairment assessment and perform a quantitative impairment test. The quantitative goodwill impairment test compares the fair values of the reporting unit to its carrying amount, including goodwill. A reporting unit constitutes a business for which discrete profit and loss financial information is available. In performing the quantitative impairment test, the Company may determine the fair values of its reporting unit using a combination of the income and market approach. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. Following the completion of our IPO, our stock price and associated market capitalization are also considered in the determination of reporting unit fair value.

The judgments and estimates involved in identifying and quantifying the impairment of long-lived assets or goodwill involve inherent uncertainties, and the measurement of the fair value is dependent on the accuracy of the assumptions used in making the estimates and how those estimates compare to our future operating performance.

The Company tested goodwill for impairment as of December 31, 2022 and 2021 by performing a qualitative assessment test and no impairment indicator was noted. The Group evaluates long-lived assets for impairment and did not note events or changes in circumstances that indicate the carrying amount of the asset groups may not be recoverable. As a result, no impairments were recorded during the years ended December 31, 2022 and 2021, for goodwill and long-lived assets.

Revenue Recognition

Our accounting practices under ASC Topic 606 are as follows:

Sales of EVs and kits

We generated revenue from sales of EVs and kits. We also generate revenue from sales of electric drive system kits that are integrated into shuttle buses sold to the customers. EV buyers in California are entitled to government grants when they purchase EV that qualify for certain government grant project. We applied for and collected such government grants on behalf of the customers. Accordingly, customers only pay the amount after deducting government grants.

We recognize revenue on sale of EVs and kits at a point in time following the transfer of control of such products to the customer, which typically occurs upon the delivery to the customer. We determined that the government grants should be considered as part of the transaction price because it is granted to the EV buyer and the buyer remains liable for such amount in the event the grants were not received by us or returned due to the buyer violates the government grant terms and conditions.

Lease of EVs

EV leasing revenue included revenue recognized under lease accounting guidance for direct leasing programs. We accounted for these leasing transactions as operating leases under ASC 842 Leases, and revenues were recognized on a straight-line basis over the contractual term.

Sales of forklifts

Revenue on sale of forklifts is recognized at a point in time following the transfer of control of such products to the customer, which typically occurs upon delivery or acceptance of the customer depending on the terms of the underlying contracts.

Other revenue

Other revenue consists of maintenance service, sales of component and charging stations, shipping and delivery fees and other. For engineering and maintenance service, revenues are recognized on a straight-line basis over the contractual term. For sales of component and charging stations, shipping and delivery fees and other, the Group recognizes revenue at a point in time following the transfer of control of such products or service to the customer, which typically occurs upon the delivery to the customer.

Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories is determined on the basis of first in first out method. The cost of finished vehicles or kits comprises direct materials, direct labor and an appropriate proportion of overhead. The cost of forklifts comprises purchase price paid to the manufacturer, tariff and shipping costs. Net realizable value is based on estimated selling prices less selling expenses and any further costs expected to be incurred for completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances are included in the cost of revenue in the consolidates statement of operations. These adjustments are based on assumptions about expected demand and market conditions. Our assumption of expected demand is developed based on our analysis of sales backlog, market forecast, and competitive intelligence. Our assumption of expected demand is compared to available inventory, production capacity, available third-party inventory, and growth plans. During the years ended December 31, 2022 and 2021, nil and $493 of inventories were written down to reflect the lower of cost or net realizable value, respectively.

Accounts Receivables and Allowance for Doubtful Accounts

The Group grants open credit terms to credit-worthy customers. Accounts receivable are primarily related to sales of EV and EV components. The Group maintains allowances for doubtful accounts. The Group adopted ASC 326 Financial Instruments — Credit Losses using the modified retrospective approach through a cumulative-effect adjustment to accumulated deficit from January 1, 2020. Management used an expected credit loss model for the impairment of trading receivables as of period ends. Management believes the aging of accounts receivable is a reasonable parameter to estimate expected credit loss, and determines expected credit losses for accounts receivables using an aging schedule as of period ends. The expected credit loss rates under each aging schedule were developed on basis of the average historical loss rates from previous years, and adjusted to reflect the effects of those differences in current conditions and forecasted changes. Management measured the expected credit losses of accounts receivable on a collective basis. When an accounts receivable does not share risk characteristics with other accounts receivables, management will evaluate such accounts receivable for expected credit loss on an individual basis. Doubtful accounts balances are written off and deducted from allowance, when receivable are deemed uncollectible, after all collection efforts have been exhausted and the potential for recovery is considered remote. No provision for doubtful accounts was recorded for the year ended December 31, 2022. Bad debt expense was $100, including $95 of accounts receivable write-off, for the year ended December 31, 2021.

Product Warranties

The Group provides warranties on all vehicles or components sold in addition to pass through warranties from third party component suppliers. The Group accrues a warranty reserve for the products sold by the Group, which includes the Group’s best estimate of the projected costs to repair or replace items under warranties. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Group’s relatively short history of sales, and changes to the Group’s historical or projected warranty experience may cause material changes to the warranty reserve in the future. The Group considers the warranty provided is not providing incremental service to customers rather an assurance to the quality of the vehicle, and therefore is not a separate performance obligation and should be accounted for in accordance with ASC 460, Guarantees. Warranty expense is recorded as a component of cost of sales in the consolidated statements of operations.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

We recognize in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, management presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. In addition, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. Our tax liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of the tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. We record interest and penalties related to an uncertain tax position, if and when required, as part of income tax expense in the consolidated statements of operations. No reserve for uncertain tax positions was recorded for the years ended December 31, 2022 and 2021. We do not expect that the assessment regarding unrecognized tax positions will materially change over the next 12 months. We are not currently under examination by an income tax authority, nor have been notified that an examination is contemplated.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies” to our consolidated financial statements for a description of recently issued or adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

Liquidity and Capital Resources

The Group has incurred a net loss of $12.7 million during the year ended December 31, 2022, and the cash used in the operating activities for the year ended December 31, 2022 was $14.9 million. As of December 31, 2022, the Group had a working capital balance of $2.9 million. Our current and historical operating cash flows, current cash and working capital balances, and forecasted working capital requirements were considered in connection with our evaluation of our ongoing liquidity. The Group’s operating results and capital requirements for future periods depend on many factors, including the growth and scaling of the Group’s manufacturing operations, the timing and extent of spending to support development efforts for products and services, the timing of new product introductions, the continuing market acceptance of the Group’s products and services, and the expansion of the Group’s sales and marketing teams. Until the Group can generate sufficient cash flow from operations, the Group expect to fund its operations through a combination of equity offerings, debt financings or other capital markets transactions, while diligently executing on collaborations and strategic initiatives to optimize use of available fundings.

For the next 12 months from the issuance date of this consolidated interim financial statements, the Group plans to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level. Such measures include: 1) align capacity with demand and prioritize production for high margin products in the Group’s order backlog; 2) expand and strengthen strategic partnership to outsource a significant portion of design and engineering work for next generation product to third party vendors and suppliers to control overall development costs; 3) negotiate better payment terms with customers and for some of the new orders, require down payments; 4) implement comprehensive budget control and reduce operating expenses; and 5) calibrate capital allocation to manage liquidity and drive near-term goals without compromising long-term growth; 6) continue to proactively implement a robust capital market strategy to provide financing for our operations through proceeds from public or private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs.

A summary of the cash flow activities for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Net cash used in operating activities	$(14,866)	$(12,939)
Net cash used in investing activities	(1,011)	(638)
Net cash generated from financing activities	13,583	561
Net decrease in cash and cash equivalents	(2,294)	(13,016)

Operating Activities

Net cash used in operating activities was $14.9 million for the year ended December 31, 2022, primarily as a result of (i) net loss of $12.7 million, adjusted by non-cash items of depreciation and amortization of $1.6 million, forgiveness of PPP loan of $0.6 million, amortization of right-of-use assets of $0.8 million, and stock-based compensation expenses of 1.0 million, and changes in operating assets and liabilities including (i) an increase in inventories of $2.5 million, (ii) an increase in prepaid expenses and other assets of $1.0 million, (iii) an increase in accounts receivable of $0.3 million, (iv) a decrease in lease liability of $0.6 million, and (v) a decrease in accounts payable of $0.4 million; partially offset by (i) an increase in advance from customer of $0.4 million.

Net cash used in operating activities operating activities was $12.9 million for the year ended December 31, 2021, primarily as a result of (i) net loss of $14.6 million, adjusted by non-cash items of depreciation and amortization of $1.7 million, noncash write-down on inventory of $0.5 million, and noncash loss on disposition of property and equipment of 0.3 million, (ii) increase in inventories of $1.4 million, (iii) decrease in deferred income of $0.5 million, and (iv) decrease in warranty reserve of $0.2 million; partially offset by (i) increase in prepaid expenses and other assets of $0.3 million, (ii) increase in accounts payable of $0.4 million, and (iii) increase in accrued liabilities of $0.3 million.

Investing Activities

For the year ended December 31, 2022, net cash used in investing activities was $1.0 million, primarily as a result of capital expenditure of $1.3 million, partially offset by proceeds from disposal of property and equipment of $0.3 million.

For the year ended December 31, 2021, net cash used in investing activities was $0.7 million, primarily as a result of capital expenditure.

Financing Activities

Net cash generated from financing activities was $13.6 million for the year ended December 31, 2022, primarily as result of net IPO proceeds of $13.4 million and proceeds from exercise of employee stock options of $0.1 million.

Net cash generated from financing activities was $0.6 million for the year ended December 31, 2021, primarily as result of net proceeds from PPP loan of $0.6 million and repayment of other long-term borrowing of $0.03 million.

Trend information

Our operating results substantially depend on revenues derived from our sales and leasing of EVs. Other than as disclosed elsewhere in this prospectus, the following trends, uncertainties, demands, commitments, or events for 2022 are reasonably likely to have a material effect on our net revenues, income, profitability, liquidity or capital resources, or that would cause reported consolidated financial information not necessarily to be indicative of future operating results or financial conditions:

●	Inflation Reduction Act. The Inflation Reduction Act of 2022, or IRA, was signed into law on August 16, 2022. The $370 billion allocated to climate and clean energy investments dramatically expands tax credits and incentives to deploy more clean vehicles, including commercial vehicles, while supporting a domestic EV supply chain and charging infrastructure buildout. IRA transportation sector provisions will accelerate the shift to zero-emission vehicles (ZEVs) by combining consumer and manufacturing policies. The IRA extends the existing tax credit for electric vehicles and establishes a new tax credit for used electric vehicles, as well as establishes a new tax credit for commercial ZEVs. Under the IRA, commercial ZEVs will be eligible for a federal tax credit of up to the lesser of 30% of the sales price or the incremental cost of a comparable ICE-engine vehicle, capped at $7,500 for vehicles under 14,000 pounds and $40,000 for all others. In addition, governmental entities may also be eligible to claim these credits. Vehicles’ final assembly must be in North

America to be eligible for the federal tax credit, but commercial vehicles are exempt from the battery or mineral sourcing requirements that apply to consumer electric vehicles. The federal tax credit on charging equipment has been extended through 2032. For commercial uses, the tax credit is 6% with a maximum credit of $100,000 per unit. The equipment must be placed in a low-income community or non-urban area. The IRS has yet to release further guidance on specific aspects of the aforementioned credits. The announcement of the IRA and the delay in receiving IRS guidance as to the roll-out of the new tax credits has reduced the number of customer orders during the fourth quarter of 2022 and the first quarter of 2023, as many existing or potential customers are waiting to place orders until they are certain of the amount of tax credits available per ZEV. In addition, many customers are evaluating the size and type of ZEV they intend to purchase because the amount of the tax credit depends on the weight of the vehicle, among other factors. Furthermore, other government programs, such as the FTA's Low- and No-Emission Vehicle Program or certain state programs, recently announced new funding and are in the process of making these funds available for eligible purchases. Until these processes are established, we believe, customer orders may be delayed.
●	Supply-chain challenges. We have experienced significant delivery delays from our suppliers from beginning of the COVID-19 pandemic through most of 2022. In addition, we often do not get informed of delivery delays until or after the expected delivery dates and have, at times, also experienced deliveries in advance of expected delivery dates without prior notice (for orders that were previously delayed), which does not allow for adequate planning. We have also experienced shortages of chassis and other components. As a result of these planning challenges, we have increased our inventory of raw materials and critical components, such as chassis, batteries or motors, and added new suppliers to optimize cost, minimize supply chain issues and prepare for an increase in future production. However, adding new suppliers, especially for chassis, increases requirements for working capital and places us at the mercy of price volatility. We expect supply chain challenges will continue for the foreseeable future.
●	Inflation and interest rates. We are experiencing cost increases due to inflation resulting from various supply chain disruptions and other disruptions caused by the COVID-19 pandemic and general global economic conditions. The cost of raw materials, manufacturing equipment, labor and shipping and transportation has increased considerably. We expect higher than recent years’ levels of inflation to persist for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, we could experience an adverse impact to our business, prospects, financial condition, results of operations and cash flows. Interest rates have also increased considerably. The increase in inflation and interest rates impacts the demand for our EVs, as customers may delay purchasing and/or have difficulty financing their purchases.

Off-Balance Sheet Arrangements

Phoenix has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition or results of operations that are material to stockholders.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

The information required by Item 8 appears after the signature page to this report. Please refer to F-1 to F- 45 of this document.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of a material weakness in our internal control over financial reporting as discussed below.

Notwithstanding this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2022 and  2021 and  the consolidated results of operations and  cash flows for each of the fiscal years presented herein in conformity with U.S. generally accepted accounting principles.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 5d-15(f) under the Exchange Act), as of December 31, 2022. The framework used by management in making the assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2022, the Company’s internal control over financial reporting was not effective for the purpose for which it is intended and determine there to be a material weakness.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404(a). The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Principal Executive Officer and Principal Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with US GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2022:

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

Remediation of Material Weaknesses in Internal Control over Financial Reporting

We intend to implement measures designed to improve our internal control over financial reporting to address the underlying causes of these material weaknesses, including (1) hiring more qualified staff and increasing resources with sufficient knowledge and experience to strengthen financial reporting; (2) setting up a financial and system control framework to ensure proper segregation of duty and review procedures, with formal documentation of polices and controls in place; (3) forming a task force to design and improve processes and controls to monitor operations and record financial data; and (4) devoting proper time by senior management to perform comprehensive review of procedures to assess risks and enforce effective accountability.

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The following table sets forth the names and ages of our current board of directors (the “Board”) and our named executive officers and the principal offices and positions held by each person. Our executive officers are appointed by the Board. Our directors serve until the earlier to occur of the appointment of his or her successor at the next meeting of shareholders, death, resignation or removal by the Board. There are no family relationships among our directors and our named executive officers.

Name	Age	Position
Xiaofeng Denton Peng	46	Director, Chairman of the Board
Liang Lance Zhou	54	Director, Chief Executive Officer
Wenbing Chris Wang	50	Chief Financial Officer
Tarek Helou	40	Chief Operating Officer
HoongKhoeng Cheong	56	Director
John F. Perkowski	73	Independent Director
Steven E. Stivers	56	Independent Director
Sam Van	43	Independent Director
Zhenxing Fu	60	Independent Director

Set forth below is a brief biography of each director, named executive officer and significant employee that contains information regarding the individual’s service as a director, named executive officer or significant employee including business experience for the past five years. In addition, information for directors includes directorships held during the past five years, information concerning certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the individual should serve as a director for us.

Mr. Xiaofeng Denton Peng has served as our Chairman of the Board of Directors since December 2020. Mr. Peng has served as a director and the executive chairman of the board of directors of SPI Energy Co., Ltd., our largest shareholder, since January 10, 2011 and as the chief executive officer of SPI Energy Co. Ltd. since March 25, 2016. Mr. Peng founded LDK Solar Co., Ltd., or LDK, in July 2005 and is LDK’s chairman of the board and chief executive officer. Prior to founding LDK, Mr. Peng founded Suzhou Liouxin Co., Ltd., or Suzhou Liouxin, in March 1997 and was its chief executive officer until February 2006. Suzhou Liouxin is a leading manufacturer of personal protective equipment in Asia. Mr. Peng graduated from Jiangxi Foreign Trade School with a diploma in international business in 1993 and from Beijing University Guanghua School of Management with an executive MBA degree in 2002.

Dr. Liang Lance Zhou has served as our Director and Chief Executive Officer since March 2022. Most recently, Dr. Zhou was Chief Executive Officer of Karma Automotive from January 2018 to February 2022. Dr. Zhou was Chief Executive Officer and President of Beijing Foton-Daimler Automotive from July 2015 to January 2018, while serving as Level 1 Vice President of Daimler AG Global (“Daimler”) and Senior Director of Daimler Greater China Ltd., the Chinese operating division of Mercedes-Benz Group from April 2014 to January 2018. Prior to joining Daimler, Dr. Zhou was General Manager of NAVECO Co., Ltd., a joint venture of Iveco of Fiat and Nanjing Auto and served on its board of directors from March 2007to April 2014. From 2005 to 2007, Dr. Zhou was Vice President and General Manager of the International Business Unit of Beiqi Foton Motor Co., Ltd (“Foton”), a subsidiary of BAIC Group. From 2003 to 2005, Dr. Zhou was General Manager of the Heavy-Duty Vehicle Company of Foton and General Manager of the Marketing and Commercial Company of Foton. Dr. Zhou began his career as an engineer, progressed into sales and marketing, and then into general management, offering deep OEM experience across the full value chain and strong track record of developing new business and driving growth. Dr. Zhou earned Bachelor’s and Master’s degrees in Engineering from Northwestern Polytechnical University, and a PhD from Nanjing University of Science and Technology.

Mr. Wenbing Chris Wang has served as our Chief Financial Officer since June 2021. Mr. Wang was the senior vice president of finance of our parent company SPI Energy Co., Ltd (Nasdaq: SPI) and interim CFO of Phoenix Motorcars from November 2020 to June 2021. Prior to joining SPI, Mr. Wang served as Chief Executive Officer of Redwood Group International, a Hong Kong-based merchant bank focused on Greater- China growth and venture opportunities, from February 2017 to November 2020, and a partner with SAIF Xinhuihuang Asset Management Co., Ltd. from December 2018 to March 2020. Prior to that, Mr. Wang served as President of Fushi Copperweld, Inc. (previously NasdaqGS: FSIN) from 2009 to 2016 and its Chief Financial Officer from 2005 to 2010. At Fushi Copperweld, Mr. Wang led the company’s public listing on the Nasdaq and the acquisition of Copperweld Bimetallics in 2007, $290 million in total equity and debt financing from 2005 to 2012, and its $345 million privatization transaction in 2012. Prior to that, Mr. Wang worked for Cornerstone China Opportunities Fund, Redwood Capital, Credit Suisse, VCChina from 1999 to 2005 with progressive responsibilities. Mr. Wang obtained a BSc from the University of Science and Technology Beijing and an MBA degree in Finance and Corporate Accounting from the University of Rochester. Mr. Wang is currently a board member of IT Tech Packaging, Inc. (NYSE/Amex: ITP) starting from October 2009.

Mr. Tarek Helou has served as our Chief Operating Officer since December 2020. Mr. Helou served as Chief Operating Officer of Phoenix Motorcars from August 2019 to December 2020. Prior to that, Mr. Helou oversaw the Sales Division of the company as VP of Sales from August 2016 to August 2019. He joined Phoenix Motorcars as Director of Sales in February 2014. Mr. Helou worked for TD Bank in Toronto, Canada in its corporate banking head office in Treasury, Capital Markets and Marketing from 2011 to 2014. From 2003 to 2011, Mr. Helou started his career at Bombardier Aerospace with increasing responsibilities as Avionics and Telecommunication Engineer, Integrations team lead and Product Planning Manager. Mr. Helou has an Electrical Engineering Degree from McGill University and a Master’s in Business Administration from HEC — Montreal.

Mr. HoongKhoeng Cheong has served as our director since December 2020. Mr. Cheong has served as chief operating officer of SPI Energy Co., Ltd. since May 2014. Mr. Cheong has more than 20 years of engineering and operation experience in the solar and electronics industries. He served in various management positions in LDK from 2011 to 2014 and he was appointed as the chairman of the Management Board and chief executive officer of Sunways AG, a publicly-listed company in Germany. He previously served as our general manager from 2007 to 2011 and was responsible for PV system design and development as well as the manufacturing of key components for PV modules and racking systems before joining LDK. Prior to joining the solar industry in 2007, Mr. Cheong spent 16 years in the electronics industry responsible for engineering development and manufacturing of liquid crystal display products and he served as the Vice President of Engineering of an affiliate of Flextronics International Ltd. Mr. Cheong holds a Bachelor of Science degree in mechanical engineering from the University of Louisiana and obtained his Master of Science in computer integrated manufacturing from Nanyang Technology University, Singapore in 1997.

Mr. John F. Perkowski has served as our director since June 2022. Mr. Perkowski is the founder and managing partner of JFP Holdings, a merchant bank focused primarily on transactions in China. From March 2017 to May 2018, Mr. Perkowski served as the Chief Executive Officer of Green4U Technologies, Inc., a Georgia-based company that was founded to meet the growing demand for electric vehicles from taxi sleets, municipalities, military units, logistics companies and individual consumers. From 1994 through 2008, Mr. Perkowski served as the Chairman and Chief Executive Officer of ASIMCO Technologies, a supplier and manufacturer of automotive components headquartered in Beijing, China. From 1973 to 1993, Mr. Perkowski held various positions with PaineWebber. Mr. Perkowski serves on several boards of directors, including the China Advisory Council of Magna International, Inc. and Green4U Technologies, Inc. Mr. Perkowski received his Bachelor of Science degree in American Studies from Yale, and his Masters degree in Business Administration from Harvard Business School. Mr. Perkowski is qualified to serve as a director due to his experience in finance, investment banking, mergers and acquisitions and the automotive industry, including his experience in China, as well as his experience as a director of a U.S. public company.

Mr. Steven E. Stivers has served as our director since June 2022. Former Congressman Stivers is a highly accomplished executive and leader in both the public and private sectors. He currently serves as the President & CEO of the Ohio Chamber of Commerce where he manages a large team and budget dedicated to building economic growth for Ohio’s future. Mr. Stivers was a Member of the U.S. House of Representatives from Ohio’s 15th district from January 2011 to May 2021, where he served on several committees and subcommittees including the House Financial Services Committee. Mr. Stivers was also Chair of the National Republican Congressional Committee from January 2017 to January 2019. Mr. Stivers was a Member of the Ohio Senate from the 15th district from January 2003 to December 2008. Mr. Stivers has been a member of the Ohio National Guard for over 30 years attaining the rank of Major General. Mr. Stivers previously spent a decade in the financial services industry at Banc One and The Ohio Company. Mr. Stivers earned a BA and MBA in business from The Ohio State University and a MA from the U.S. Army War College.

Mr. Sam Van has served as our director since June 2022. Mr. Van currently serves as a Managing Director and Head of Deltec Investment Advisers Limited, where he leads the effort in U.S. and International Exchange Listing Advisory practice since 2018. In 2019, Mr. Van was entrusted by the U.S. government’s Committee on Foreign Investment in the United States (CFIUS) to serve as co-chair and trustee member to oversee the liquidation of an investment project. Previously, Mr. Van served as an Associate Principal for the Financial Industry Regulatory Authority (FINRA) in various roles from 2012 to 2017, which included Trading and Financial Compliance Examinations, Sales Practice and Financial Risk Oversight & Operational Regulation. During Van’s tenure as Director at the New York Stock Exchange (NYSE) from 2001 to 2011, Mr. Van was responsible for new business development, specializing in the emerging capital markets throughout Asia. Mr. Van secured more than 60 companies on the NYSE with total market capitalization exceeding $7 billion. Mr. Van received his BS in Finance from St. John’s University and his MBA from Cornell University.

Mr. Zhenxing Fu has served as our director since June 2022. Mr. Fu is currently the Chief Technology Officer of Yudo Auto. Mr. Fu was the Chief Technology Officer of Faraday Future China and General Manager of Faraday (Shanghai) Automotive Technology Co., Ltd from June 2015 to April 2019. Mr. Fu served as Director of Power Systems at Shanghai E-Propulsion Auto Tech Co., Ltd. of SAIC Motor, Chief Engineer of Roewe E50’s Power System Platform as well as Vehicle Chief Engineer of its second generation vehicle from December 2008 to June 2015. From October 2005 to December 2008, Mr. Fu worked for DaimlerChrysler Corp. as a Technical Specialist. From August 2000 to October 2005, Mr. Fu worked for Visteon Corps as a Technical Fellow/ Manager. From December 1997 to August 2000, Mr. Fu worked for Ford Motor Co. as a Technical Specialist. From July 1992 to December 1997, Mr. Fu served as Senior Engineer, Senior Design Engineer and Design Engineer at Prestolite Electric Inc., Buehler Motors Inc. and Scott Fetzer Company, respectively. Mr. Fu was a PostDoc at the Electric Engineering Department of University of Kentucky from 1991 to 1992. Mr. Fu is currently a member of the United States National Research Council and Society of Automotive Engineers, and a Senior Member of Institute of Electrical and Electronics Engineers.

Family Relationships

There are no family relationships among our executive officers, directors and significant employees.

Involvement in Certain Legal Proceedings

To the best of our knowledge, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of our Company during the past ten years.

Board of Directors

Our board of directors currently consists of six directors, three of whom satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Rule 5605 of the NASDAQ Rules. The Board of Directors has determined that John F. Perkowski, Steven E. Stivers , Sam Van and Zhenxing Fu are independent under Rule 5605(a)(2) of the NASDAQ Rules.

A director is not required to hold any shares in the Company by way of qualification. A director who is in any way, whether directly or indirectly, interested in a contract or transaction or proposed contract or transaction with our company must declare the nature of his interest at a meeting of the directors. Subject to the NASDAQ Rules and disqualification by the chairman of the relevant board meeting, a director may vote in respect of any contract or transaction or proposed contract or transaction notwithstanding that he or she may be interested therein and if he or she does so his or her vote shall be counted and he or she may be counted in the quorum at the relevant board meeting at which such contract or transaction or proposed contract or transaction is considered. Our board of directors may exercise all of the powers of our Company to borrow money, to mortgage or charge our undertakings, property and uncalled capital, and to issue debentures or other securities whenever money is borrowed or pledged as security for any debt, liability or obligation of our Company or of any third party.

Board Operations

One person holds the positions of principal executive officer and chairman of the Board of Company. The Board has not designated a lead director. Given the limited number of directors comprising the Board, the independent directors call and plan their executive sessions collaboratively and, between board meetings, communicate with management and one another directly. In the circumstances, the directors believe that formalizing in a lead director functions in which they all participate might detract from rather than enhance performance of their responsibilities as directors. The Chairman of the Board chairs Board and stockholder meetings and participates in preparing their agendas. The Chairman of the Board also serves as a focal point for communication between management and the Board between Board meetings, although there is no restriction on communication between directors and management. The Company believes that these arrangements afford the directors sufficient resources to supervise management effectively, without being overly engaged in day-to-day operations.

The Board plays an active role, as well as the independent committees, in overseeing the management of the Company’s risks. The Board regularly reviews reports from members of senior management and committees on areas of material risk to the Company, including operational, financial, legal, strategic and regulatory risks.

The Board of Directors held 3 meetings during 2022. During 2022, no director attended fewer than 75% of the meetings of the Board of Directors and Board committees of which the director was a member.

Committees of the Board of Directors

We have an audit committee, a compensation committee and a nominating and corporate governance committee, comprised solely of independent directors.

Audit Committee

The Audit Committee consists of John F. Perkowski, Steven E. Stivers and Sam Van and is chaired by John F. Perkowski. The Board has determined that John F. Perkowski is an audit committee financial expert, as defined by the SEC rules. The audit committee assists the Board’s oversight of (1) the quality and integrity of our financial statements and related disclosure, (2) our compliance with legal and regulatory requirements, (3) the independent auditor’s qualifications and independence, (4) the performance of our internal audit function and independent auditors and (5) related-party transactions. The audit committee is responsible for, among other things:

●	appointing the independent auditors and pre-approving any non-audit services to be performed by the independent auditors;
●	reviewing and approving all proposed related-party transactions;
●	reviewing with the independent auditors any audit problems or difficulties and management’s response;
●	discussing the audited financial statements with management and the independent auditors;
●	reviewing major issues as to the adequacy of our internal controls and any significant deficiencies or material weaknesses in internal controls;
●	meeting separately and periodically with management and the independent auditors;
●	reviewing with the general counsel the adequacy of procedures to ensure compliance with legal and regulatory responsibilities; and
●	reporting regularly to the entire board of directors.

The Audit Committee held 3 meetings during 2022.

Duties of Directors

Our directors owe to us fiduciary duties, including a duty of loyalty, a duty to act honestly and a duty to act in what they consider in good faith to be in our best interests. Our directors also have a duty to exercise the skill they actually possess and such care and diligence that a reasonably prudent person would exercise in comparable circumstances. In fulfilling their duty of care to us, our directors must ensure compliance with our memorandum and articles of association, as amended and restated from time to time. Our Company has the right to seek damages if a duty owed by our directors is breached.

Terms of Directors and Executive Officers

The members of the Board serve until their successors are duly elected and have qualified. Our officers are appointed by and serve at the discretion of the board of directors. A director will cease to be a director if, among other things, the director (i) becomes bankrupt or makes any arrangement or composition with his creditors; (ii) dies or is found by our company to be or becomes of unsound mind; (iii) resigns his office by written notice to the Company; (iv) the board resolves that his office be vacated; or (v) is removed from office pursuant to any other provision of our memorandum and articles of association.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board

We do not currently have a procedure by which security holders may recommend nominees to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended December 31, 2022, all filing requirements Section 16(a) of the Securities Exchange Act of 1934 were not applicable to our officers, directors and greater than ten percent beneficial owners.

Code of Ethics

Our board of directors believes in strict adherence to the highest standards of business ethics and responsibility. We have thus adopted a code of business conduct and ethics that applies to us and our directors, officers, employees and advisors. Certain provisions of the code apply specifically to our chief executive officer, chief financial officer, senior operating officer and any other persons who perform similar functions for us. We have filed this code of business conduct and ethics as an exhibit to this annual report on Form 10-K. The code of business conduct and ethics is also available at our website at www.phoenixmotorcars.com.

ITEM 11. Executive Compensation

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation accrued for our named executive officers in each of fiscal 2022 and 2021.

	Fiscal Year		Stock and		All other
	Ended	Salary	Options		Compensations
Name and Principal Position	December 31,	($)	Awards($)		($)	Total ($)
Xiaofeng Peng	2022	—	235,500	(1)	—	235,500
(Director, Executive Chairman of Board Director)	2021	—	42,000	(1)	—	42,000

Liang Lance Zhou	2022	166,667	274,750	(2)	—	441,417
(Director, Chief Executive Officer)	2021	—	—		—	—

Wenbing Chris Wang	2022	200,000	235,500	(3)	—	435,500
(Chief Financial Officer)	2021	25,000	—			25,000

Tarek Helou	2022	200,000	7,850	(4)	—	207,850
(Chief Operating Officer)	2021	195,092	—		—	195,092

Joe Mitchell	2022	79,322	75,250	(5)	—	154,572
(Former Chief Executive Officer)	2021	220,635	—		—	220,635

(1)	Consists of 1,050,000 shares of Phoenix’s common stock granted in 2021 as a special one-time award in recognition of the work done related to the Business Combination and 150,000 shares of unrestricted stock units granted in 2022 as a special one-time award in recognition of the work done related to our IPO.
(2)	Consists of 350,000 shares of Phoenix’s common stock under its 2021 Stock Plan, which options vest over four years, provided Dr. Zhou remains in continuous service with Phoenix during the vesting period, with 25% vesting on each of the first, second, third and fourth anniversary of the grant date, exercisable at $1.72 per share and expiring 10 years from the grant date and 175,000 shares of unrestricted stock units as a special one-time award in recognition of the work done related to our IPO.
(3)

Consists of 125,000 shares of Phoenix’s common stock under its 2021 Stock Plan, which options vest over four years, provided Mr. Wang remains in continuous service with us during the vesting period, with 25% vesting on each of the first, second, third and fourth anniversary of the grant date, exercisable at $1.72 per share and expiring 10 years from the date of grant and 150,000 shares of unrestricted stock units as a special one-time award in recognition of the work done related to our IPO.

(4)

Consists of 137,500 shares of Phoenix’s common stock under its 2021 Stock Plan, which options vest over four years, provided Mr. Helou remains in continuous service with us during the vesting period, with 25% vesting on each of the first, second, third and fourth anniversary of the grant date, exercisable at $1.72 per share and expiring 10 years from the date of grant and 5,000 shares of unrestricted stock units as a special one-time award in recognition of the work done related to our IPO.

(5)	Consists of 43,750 shares of Phoenix’s common stock, which was vested and exercised at $1.72 per share in the year of 2022. On March 31, 2022, Mr. Mitchell resigned from the company.

Employment Agreements

We have entered into at-will employment agreements with each of our executive officers. These employment agreements became effective on the signing date and will remain effective through 2022. We may terminate an executive officer’s employment for cause for certain acts of the officer, including, but not limited to, conviction of a felony, any act involving moral turpitude, or a misdemeanor where imprisonment is imposed; commission of any act of theft, fraud, dishonesty, or falsification of any employment or Company records; improper disclosure of the Company’s confidential or proprietary information; any action that has a detrimental effect on the Company’s reputation or business; or failure to perform agreed duties. We may also terminate an executive officer’s employment without cause. Each of us or the relevant executive officer may terminate the employment by giving advance written notice. We may renew the employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2022.

OUTSTANDING EQUITY AWARDS AT 2022 FISCAL YEAR END
	OPTION AWARDS					STOCK AWARDS
Equity
								Equity	Incentive Plan
								Incentive Plan	Awards:
								Awards:	Market or
								Number	Payout
			Equity					of	Value of
			Incentive				Market	Unearned	Unearned
			Plan			Number	Value of	Shares,	Shares,
			Awards:			of Shares	Shares or	Units or	Units or
	Number of	Number of	Number of			or Units	Units of	Other	Other
	Securities	Securities	Securities			of Stock	Stock	Rights	Rights
	Underlying	Underlying	Underlying			That	That	That	That
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not	Have Not	Have Not	Have Not
	Options(#)	Options(#)	Unearned	exercise	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Option(#)	Price($)	Date	(#)	($)	($)	($)
Liang Lance Zhou, CEO	—	—	350,000	1.72	3/24/2032	—	—	—	—

Wenbing Chris Wang, CFO	31,250	—	93,750	1.72	3/30/2031	—	—	—	—

Tarek Helou, COO	34,375	—	103,125	1.72	3/30/2031	—	—	—	—

Compensation Committee Interlocks and Insider Participation

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Pension Benefits

None of our named executive officers participate in or have account balances in qualified or nonqualified defined benefit plans sponsored by it.

Nonqualified Deferred Compensation

None of our named executive officers participate in or have account balances in nonqualified defined contribution plans or other deferred compensation plans maintained by it.

Compensation of Directors

The following table sets forth information regarding compensation of each director, excluding our executive directors, Xiaofeng Peng, HoongKhoeng Cheong and Liang Lance Zhou, who do not receive compensation in their capacity as executive directors, for fiscal 2022.

FISCAL 2022 DIRECTOR COMPENSATION
	Fees			Non-Equity	Nonqualified
	Earned or	Stock	Option	Incentive Plan	Deferred	All Other
	Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($)	($)	($)	Earnings ($)	($)	Total ($)
John F. Perkowski	12,000	—	2,252	—	—	—	14,252
Steven E. Stivers	10,000	—	2,252	—	—	—	12,252
Sam Van	10,000	—	2,252	—	—	—	12,252
Zhenxing Fu	10,000	—	2,252	—	—	—	12,252

Stock Incentive Plans

2021 Equity Incentive Plan

Our board of directors and stockholders have adopted and approved the 2021 Omnibus Equity Incentive Plan (the “2021 Plan”). The 2021 Plan is a comprehensive incentive compensation plan under which we can grant equity-based and other incentive awards to our officers, employees, directors, consultants and advisers. The purpose of the 2021 Plan is to help us attract, motivate and retain such persons with awards under the 2021 Plan and thereby enhance shareholder value.

Administration. The 2021 Plan is administered by the board, and upon consummation of this offering will be administered by a committee of the board, which shall consist of two of more members of the board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and independent” for purposes of any applicable listing requirements. Among other things, the committee has complete discretion, subject to the express limits of the 2021 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The compensation committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The compensation committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2021 Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the 2021 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A.

Grant of Awards; Shares Available for Awards. The 2021 Plan provides for the grant of stock options, SARs, performance share awards, performance unit awards, distribution equivalent right awards, restricted stock awards, restricted stock unit awards and unrestricted stock awards to non-employee directors, officers, employees and nonemployee consultants of Phoenix or its affiliates. The aggregate number of shares of common stock that may be issued under the 2021 Plan shall be equal to ten percent (10%) of the issued and outstanding shares of common stock on a fully diluted basis. Shares shall be deemed to have been issued under the 2021 Plan solely to the extent actually issued and delivered pursuant to an award. If any award expires, is cancelled, or terminates unexercised or is forfeited, the number of shares subject thereto is again available for grant under the 2021 Plan.

Stock Options. The 2021 Plan provides for either “incentive stock options” (“ISOs”), which are intended to meet the requirements for special federal income tax treatment under the Code, or “nonqualified stock options” (“NQSOs”). Stock options may be granted on such terms and conditions as the compensation committee may determine; provided, however, that the per share exercise price under a stock option may not be less than the fair market value of a share of common stock on the date of grant and the term of the stock option may not exceed 10 years (110% of such value and five years in the case of an ISO granted to an employee who owns (or is deemed to own) more than 10% of the total combined voting power of all classes of capital stock of our Company or a parent or subsidiary of our Company). ISOs may only be granted to employees. In addition, the aggregate fair market value of common stock covered by one or more ISOs (determined at the time of grant), which are exercisable for the first time by an employee during any calendar year may not exceed 100,000. Any excess is treated as a NQSO.

Stock Appreciation Rights. A SAR entitles the participant, upon exercise, to receive an amount, in cash or stock or a combination thereof, equal to the increase in the fair market value of the underlying common stock between the date of grant and the date of exercise. SARs may be granted in tandem with, or independently of, stock options granted under the 2021 Plan. A SAR granted in tandem with a stock option (i) is exercisable only at such times, and to the extent, that the related stock option is exercisable in accordance with the procedure for exercise of the related stock option; (ii) terminates upon termination or exercise of the related stock option (likewise, the common stock option granted in tandem with a SAR terminates upon exercise of the SAR); (iii) is transferable only with the related stock option; and (iv) if the related stock option is an ISO, may be exercised only when the value of the stock subject to the stock option exceeds the exercise price of the stock option. A SAR that is not granted in tandem with a stock option is exercisable at such times as the compensation committee may specify.

Performance Shares and Performance Unit Awards. Performance share and performance unit awards entitle the participant to receive cash or shares of common stock upon the attainment of specified performance goals. In the case of performance units, the right to acquire the units is denominated in cash values.

Distribution Equivalent Right Awards. A distribution equivalent right award entitles the participant to receive bookkeeping credits, cash payments and/or common stock distributions equal in amount to the distributions that would have been made to the participant had the participant held a specified number of shares of common stock during the period the participant held the distribution equivalent right. A distribution equivalent right may be awarded as a component of another award under the 2021 Plan, where, if so awarded, such distribution equivalent right will expire or be forfeited by the participant under the same conditions as under such other award.

Restricted Stock Awards and Restricted Stock Unit Awards. A restricted stock award is a grant or sale of common stock to the participant, subject to our right to repurchase all or part of the shares at their purchase price (or to require forfeiture of such shares if issued to the participant at no cost) in the event that conditions specified by the compensation committee in the award are not satisfied prior to the end of the time period during which the shares subject to the award may be repurchased by or forfeited to us. Our restricted stock unit entitles the participant to receive a cash payment equal to the fair market value of a share of common stock for each restricted stock unit subject to such restricted stock unit award, if the participant satisfies the applicable vesting requirement.

Unrestricted Stock Awards. An unrestricted stock award is a grant or sale of shares of our common stock to the participant that is not subject to transfer, forfeiture or other restrictions, in consideration for past services rendered to Phoenix or an affiliate or for other valid consideration.

Change-in-Control Provisions. In connection with the grant of an award, the compensation committee may provide that, in the event of a change in control, such award will become fully vested and immediately exercisable.

Amendment and Termination. The compensation committee may adopt, amend and rescind rules relating to the administration of the 2021 Plan, and amend, suspend or terminate the 2021 Plan, but no such amendment or termination will be made that materially and adversely impairs the rights of any participant with respect to any award received thereby under the 2021 Plan without the participant’s consent, other than amendments that are necessary to permit the granting of awards in compliance with applicable laws. We have attempted to structure the 2021 Plan so that remuneration attributable to stock options and other awards will not be subject to the deduction limitation contained in Code Section 162(m).

ITEM 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following tables set forth information with respect to the beneficial ownership of our shares as of the date of the annual report.

●	each of our directors and executive officers; and

●	each person known to us to own beneficially in excess of 5% of our shares of common stock.

	Shares	Percentage
	Beneficially	Beneficially
Directors and Executive Officers	Owned	Owned
Xiaofeng Peng, Chairman of the Board (1)	1,200,000	5.7%
Liang Lance Zhou, Director and Chief Executive Officer	*	*
Wenbing Chris Wang, Chief Financial Officer	*	*
Tarek Helou, Chief Operating Officer	*	*
HoongKhoeng Cheong, Director	*	*
John. F Perkowski, Independent Director	*	*
Steven E. Stivers, Independent Director	*	*
Sam Van, Independent Director	*	*
Zhenxing Fu, Independent Director	*	*
All Directors and Executive Officers as a Group (2)	1,776,250	8.4%
(1)	Consists of 150,000 shares of common stock and options to purchase 1,050,000 shares of common stock;
(2)	Consists of an aggregate of 480,000 shares of common stock and options to purchase an aggregate of 1,296,250 shares of common stock.
*	Less than 5.0%.

	Shares of Common Stock	Percentage
	Beneficially	Beneficially
Principal Shareholders	Owned	Owned
EdisonFuture(1)	17,500,000	82.6%
(1)	Consists of 17,500,000 shares of common stock held by EdisonFuture, Inc., a Delaware corporation wholly owned by SPI Solar, Inc., a wholly owned subsidiary of SPI Energy Co., Ltd., which is a Cayman Islands company listed on Nasdaq. The principal address of SPI Solar, Inc. is at 4677 Old Ironsides Drive #190, Santa Clara, CA 95054. Our Chairman, Xiaofeng Denton Peng, is also the sole director of EdisonFuture, Inc., and is the chairman and principal shareholder (owning 18.82%) of SPI Energy Co., Ltd. Mr. Peng’s business address is also at 4677 Old Ironsides Drive #190, Santa Clara, CA 95054. This table does not include Mr. Peng’s indirect beneficial ownership of our shares of common stock through his ownership in SPI Energy Co., Ltd

As of the date of this annual report, 21,181,924 shares of common stock are issued and outstanding. We cannot ascertain the exact number of beneficial shareholders with addresses in the United States.

None of our shareholders has different voting rights from other shareholders as of the date of this annual report. We are currently not aware of any arrangement that may, at a subsequent date, result in a change of control of our Company.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the year ended December 31, 2022, prior to our public listing on Nasdaq, SPI Energy Co., Ltd (SPI), the then parent company of Phoenix, lent a loan with aggregate principal amount of $1.7 million to the Group to support the Group’s business. The loan is due on demand and bears no interest. The Group used a portion of the IPO proceeds to repay the $1.7 million related party loans in 2022.

During the year ended December 31, 2022, the Group paid $0.1 million withholding payroll taxes on behalf of SPI, and this amount due from related party was fully repaid to the Group as of December 31, 2022.

During the year ended December 31, 2022, the Group sold forklifts in amount of $0.2 million to SolarJuice Co., Ltd., a subsidiary of SPI. The amount due from related party was $0.2 million as of December 31, 2022.

Except for the stock option grants outlined above, there was no other related party transaction for the year ended December 31, 2021.

Related Party Policy

Our Audit Committee has adopted an internal policy regarding the identification, review, consideration and oversight of any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related party” are participants. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person are not covered. A related party is any executive officer, director or a holder of more than five percent of our shares of common stock, including any of their immediate family members and any entity owned or controlled by such persons.

Under our policy, where a transaction has been identified as a related party transaction, management must present information regarding the proposed related party transaction to the Audit Committee of our Board of Directors for review. The presentation must include a description of, among other things, the material facts, the direct and indirect interests of the related parties, the benefits of the transaction to us and whether any alternative transactions are available. To identify related party transactions in advance, we rely on information supplied by our executive officers, directors and certain significant shareholders. In considering related party transactions, the Audit Committee of our Board of Directors takes into account the relevant available facts and circumstances including, but not limited to the risks, costs and benefits to us; the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated; the terms of the transaction; the availability of other sources for comparable services or products; and the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally. In the event a director has an interest in the proposed transaction, the director must excuse himself or herself from the deliberations and approval.

Director Independence

The Board has determined that John F. Perkowski , Steven E. Stiver, Sam Van and Zhenxing Fu are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meet the criteria set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 14. Accountant Fees and Services

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by Marcum Asia CPAs LLP, our current principal external auditors for the periods indicated.

	2022	2021
Audit fees	$285,000	$225,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$285,000	$255,000
(1)	Audit fees consist of fees billed for professional services rendered for the audit and review of our financial statements and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.
(2)	Audit related fees consist of assurance and related services that are reasonably related to the performance of audit or review of our financial statements related to our SEC filings.

Consistent with the rules of the SEC regarding auditor independence, our Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Our Board asks our independent registered public accounting firm to provide a detailed description of its services each year as a basis for its decision-making. The Board evaluates the proposals based on four categories: audit services, audit-related services, tax services, and other services; and determines the proper arrangement for each service according to its judgment as to our needs over the coming year. Our Board pre-approves all audit and non-audit services to be performed by our independent registered public accounting firm. The Board pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firms described above in fiscal years 2020 and 2021.

Pre-Approval of Services

In accordance with the SEC’s auditor independence rules, the Audit Committee has established the following policies and procedures by which it approves in advance any audit or permissible non-audit services to be provided to the Company by its independent auditor.

Prior to the engagement of the independent auditor for any fiscal year’s audit, management submits to the Audit Committee for approval lists of recurring audit, audit-related, tax and other services expected to be provided by the auditor during that fiscal year. The Audit Committee adopts pre-approval schedules describing the recurring services that it has pre-approved, and is informed on a timely basis, and in any event by the next scheduled meeting, of any such services rendered by the independent auditor and the related fees.

The fees for any services listed in a pre-approval schedule are budgeted, and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year. The Audit Committee will require additional pre-approval if circumstances arise where it becomes necessary to engage the independent auditor for additional services above the amount of fees originally pre-approved. Any audit or non-audit service not listed in a pre-approval schedule must be separately pre-approved by the Audit Committee on a case-by-case basis. Every request to adopt or amend a pre-approval schedule or to provide services that are not listed in a pre-approval schedule must include a statement by the independent auditors as to whether, in their view, the request is consistent with the SEC’s rules on auditor independence.

The Audit Committee will not grant approval for:

●	any services prohibited by applicable law or by any rule or regulation of the SEC or other regulatory body applicable to the Company;
●	provision by the independent auditor to the Company of strategic consulting services of the type typically provided by management consulting firms; or
●	the retention of the independent auditor in connection with a transaction initially recommended by the independent auditor, the tax treatment of which may not be clear under the Internal Revenue Code and related regulations and which it is reasonable to conclude will be subject to audit procedures during an audit of the Company’s financial statements.

Tax services proposed to be provided by the auditor to any director, officer or employee of the Company who is in an accounting role or financial reporting oversight role must be approved by the Audit Committee on a case-by-case basis where such services are to be paid for by the Company, and the Audit Committee will be informed of any services to be provided to such individuals that are not to be paid for by the Company.

In determining whether to grant pre-approval of any non-audit services in the “all other” category, the Audit Committee will consider all relevant facts and circumstances, including the following four basic guidelines:

●	whether the service creates a mutual or conflicting interest between the auditor and the Company;
●	whether the service places the auditor in the position of auditing his or her own work;
●	whether the service results in the auditor acting as management or an employee of the Company; and
●	whether the service places the auditor in a position of being an advocate for the Company.

PART IV

ITEM 15 Exhibits, Financial Statements and Schedules

(a) 1. Financial Statements

The following are contained in this 2022 Form 10-K Report:

●	Report of Independent Registered Public Accounting Firm.
●	Consolidated Balance Sheets as of December 31, 2022 and 2021.
●	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021.
●	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2022 and 2021.
●	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021.
●	Notes to the Consolidated Financial Statements.

The Consolidated Financial Statements, Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages F-1 through F-45 immediately following the signature page of this Report.

(a) 2. Financial Statement Schedules

None.

(a) 3. Exhibits

Exhibit Number
3.1

Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***

3.2

Certificate of Amendment of Phoenix Motor Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***

3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***
3.4

Certificate of Amendment to Amended Certificate of Incorporation of Phoenix Motor Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***

3.5

Second Certificate of Amendment to Amended Certificate of Incorporation of Phoenix Motor Inc. dated March 8, 2022. (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261384), filed with the SEC on April 20,2022).***

3.6

Third Certificate of Amendment to Certificate of Incorporation of Phoenix Motor Inc. dated April 29, 2022. (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261384), filed with the SEC on May 17, 2022).***

3.7

Certificate of Correction to the Second Amendment to the Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on May 6, 2022).***

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***
4.2

Stock Option Agreement dated January 24, 2021 between the Company and Xiaofeng Peng. (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***+

4.3**	Description of Securities
10.1

Phoenix Motor Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***+

10.2

Form of Phoenix Motor Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***+

10.3

Employment Agreement between Dr. Liang Lance Zhou and Phoenix Cars LLC dated March 21, 2022 (incorporated by reference to Exhibit 10.3 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261384), filed with the SEC on April 20, 2022)***+

10.4

Employment Agreement between Chris Wang and Phoenix Cars, LLC dated Nov 4, 2021 (incorporated by reference to Exhibit 10.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***+

10.5

Employment Agreement between Ronald Iacobelli and Phoenix Car, LLC dated Oct 7, 2021 (incorporated by reference to Exhibit 10.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***+

10.6

Employment Agreement between Tarek Helou and Phoenix Car, LLC dated August 16, 2016 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261384), filed with the SEC on May 17, 2022.***+

10.7

Employment Agreement between Jose Paul Plackal and Phoenix Car, LLC dated September 27, 2021 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261384), filed with the SEC on May 17, 2022).***+

10.8

Employment Agreement between Tony X. Zhou and Phoenix Car, LLC dated November 22, 2021 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261384), filed with the SEC on May 17, 2022).***+

10.9

Employment Agreement between Can Shen “Edmund” and Phoenix Car, LLC dated January 11, 2021 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261384), filed with the SEC on May 17, 2022).***+

10.10

Independent Director Agreement between John F. Perkowski and Phoenix Motor, Inc. dated July 19, 2021 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261384), filed with the SEC on May 17, 2022).***+

10.11

Independent Director Agreement between Sam Van and Phoenix Motor, Inc. dated August 1, 2021 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261384), filed with the SEC on May 17, 2022).***+

10.12

Independent Director Agreement between Zhenxing Fu and Phoenix Motor, Inc. dated November 23, 2021 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261384), filed with the SEC on May 17, 2022).***+

10.13

Independent Director Agreement between Steve Stivers and Phoenix Motor, Inc. dated November 24, 2021 (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261384), filed with the SEC on November 29, 2021).***+

10.14

Dealership Agreement between PMC and CBS dated Feb 22, 2019 (incorporated by reference to Exhibit 10.6 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***

10.15

Statement of Work and Payment Schedule for Southern California Airports Zero Emission Shuttle Transportation (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***

10.16

Product Supply Master Agreement between Phoenix Motorcars and Romeo Systems dated Sept 8, 2020 (incorporated by reference to Exhibit 10.8 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***

10.17

Service Level Agreement between Phoenix Motorcars and Romeo Systems, Inc. dated Sept 4, 2020 (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***

10.18

Sublease Agreement between Phoenix Cars LLC and NMNC Group dated June 24, 2021 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***

10.19

SBA EIDL Loan Agreement dated May 26, 2020 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***

10.20

PPP Loan Agreement dated Jan 21, 2021 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***

10.21	Sample Purchase Order to Vendor (incorporated by reference to Exhibit 10.13 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***
10.22

Form of Indemnification Escrow Agreement (incorporated by reference to Exhibit 10.22 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on May 24, 2022).***

10.23

Intercompany Loan Agreement between SPI Energy Co., Ltd. and Phoenix Motor Inc. dated January 20, 2022 (incorporated by reference to Exhibit 10.23 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261384), filed with the SEC on May 24, 2022).***

10.24

Standby Equity Purchase Agreement, dated November 22, 2022, by and between Phoenix Motor Inc. and YA II PN, Ltd. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 001-41414), filed with the SEC on November 28, 2022.***

14.1

Code of Ethics of Phoenix Motor Inc. Applicable To Directors, Officers And Employees (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***
23.1*	Consent of Marcum Asia CPAs LLP
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*Filed herewith

**	Furnished herewith
***	Previously filed

ITEM 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2023	By:	/s/ Liang Lance Zhou
	Name:	Liang Lance Zhou
	Title:	Chief Executive Officer and Executive Chairman

Date: March 31, 2023	By:	/s/ Wenbing Chris Wang
	Name:	Wenbing Chris Wang
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: March 31, 2023	By:	/s/ Liang Lance Zhou
	Name:	Liang Lance Zhou
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: March 31, 2023	By:	/s/ Wenbing Chris Wang
	Name:	Wenbing Chris Wang
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: March 31, 2023	By:	/s/ John F. Perkowski
	Name:	John F. Perkowski
	Title:	Director

Dated: March 31, 2023	By:	/s/ Steven E. Stivers
	Name:	Steven E. Stivers
	Title:	Director

Dated: March 31, 2023	By:	/s/ Sam Van
	Name:	Sam Van
	Title:	Director

Dated: March 31, 2023	By:	/s/ Zhenxing Fu
	Name:	Zhenxing Fu
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Phoenix Motor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phoenix Motor Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred significant losses and negative cash flow from operating activities, and needs to raise additional funds to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.

We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2023

PHOENIX MOTOR INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$139	$2,683
Accounts receivable, net	1,510	1,201
Inventories	4,560	2,225
Prepaid expenses and other current assets	1,344	528
Amount due from related party	168	—
Total current assets	7,721	6,637
Restricted cash, noncurrent	250	—
Property and equipment, net	2,492	2,205
Security deposits	208	—
Right-of-use assets	3,797	—
Intangible assets, net	1,704	2,323
Goodwill	4,271	4,271
Total assets	$20,443	$15,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,359	$1,786
Accrued liabilities	650	779
Advance from customers	1,230	803
Deferred income	503	714
Warranty reserve	325	360
Lease liabilities - current portion	719	—
Long-term borrowing, current portion	3	10
Total current liabilities	4,789	4,452
Lease liabilities - non-current portion	3,225	—
Long-term borrowings	147	756
Total liabilities	8,161	5,208
Commitments and contingencies (Note 14)
Equity:
Common stock, par $0.0004, 450,000,000 shares authorized, 20,277,046 and 17,500,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively*	8	7
Subscription receivable	—	(7)
Additional paid-in capital	40,836	26,085
Accumulated deficit	(28,562)	(15,857)
Total stockholders’ equity	12,282	10,228
Total liabilities and stockholders’ equity	$20,443	$15,436
*	The shares are presented on a retrospective basis to reflect the Company’s amendment of authorized stock, stock split and reverse stock split (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX MOTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Year Ended	Year ended
	December 31,	December 31,
	2022	2021
Net revenues (including revenue from a related party of $168 and nil for the years ended December 31, 2022 and 2021, respectively)	$4,330	$2,977
Cost of revenues	3,510	3,540
Gross profit (loss):	820	(563)
Operating expenses:
Selling, general and administrative	13,970	13,750
Operating loss	(13,150)	(14,313)
Other income (expense):
Interest expense, net	(7)	(3)
Others	461	(287)
Total other income (expense), net	454	(290)
Loss before income taxes	(12,696)	(14,603)
Income tax provision	(9)	(11)
Net loss	$(12,705)	$(14,614)
Net loss per share of common stock:
Basic and Diluted	$(0.65)	(0.84)
Weighted average shares outstanding*	19,664,273	17,500,000

*	The shares are presented on a retrospective basis to reflect the Company’s amendment of authorized stock, stock split and reverse stock split (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX MOTOR INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)

		Common		Additional		Total
		Stock	Subscription	Paid -In	Accumulated	Stockholders’
	Shares*	Amount	Receivable	Capital	Deficit	Equity
Balance as of December 31, 2020	17,500,000	$7	$(7)	$26,033	$(1,243)	$24,790
Net loss					(14,614)	(14,614)
Stock-based compensation	—	—	—	52	—	52
Balance as of December 31, 2021	17,500,000	$7	$(7)	$26,085	$(15,857)	$10,228
Net loss	—	—	—	—	(12,705)	(12,705)
Exercise of stock options	80,625	—	—	138	—	138
Receipt of subscription receivable	—	—	7	—	—	7
Issuance of common stock in the initial public offering (“IPO”)	2,100,000	1	—	13,437	—	13,438
Issuance of common stock for unrestricted stock units awards (Note 12)	505,000	—	—	793	—	793
Issuance of common stock as commitment fee shares for standby equity purchase agreement (Note 11)	61,421	—	—	100	—	100
Issuance of common stock per standby equity purchase agreement (Note 11)	30,000	—	—	30	—	30
Stock-based compensation		—	—	253	—	253
Balance as of December 31, 2022	20,277,046	$8	$—	$40,836	$(28,562)	$12,282

*	The shares are presented on a retrospective basis to reflect the Company’s amendment of authorized stock, stock split and reverse stock split (Note 11)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX MOTOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	(12,705)	(14,614)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,582	1,688
Provision and write-off for doubtful accounts	—	100
Write-down for inventories	—	493
(Gain) loss on disposal of fixed assets	(48)	275
Forgiveness of PPP loan	(586)	—
Common shares issued for commitment fees for standby equity purchase agreement	100	—
Warranty reserve	(35)	(170)
Non-cash expenses	—	48
Stock-based compensation expenses	1,046	52
Amortization of right-of-use assets	764	—
Changes in operating assets and liabilities:
Accounts receivable	(309)	(144)
Inventories	(2,526)	(1,367)
Prepaid expenses and other assets	(1,024)	320
Accounts receivable, related party	(168)	—
Accounts payable	(427)	430
Accrued liabilities	(129)	329
Deferred revenue	(211)	(473)
Advance from customer	427	94
Lease liability	(617)	—
Net cash used in operating activities	(14,866)	(12,939)

Cash flows from investing activities:
Loan to a related party	(1,676)	—
Collection of loan lent to a related party	1,676	—
Proceeds from disposal of property and equipment	273	—
Purchase of property and equipment	(1,284)	(638)
Net cash used in investing activities	(1,011)	(638)
Cash flows from financing activities:
Proceeds from borrowings	—	586
Repayment of borrowings	(30)	(25)
Proceeds from IPO	13,438	—
Proceeds received from standby equity purchase agreement	30	—
Proceeds from exercise of employee stock options	138	—
Proceeds from receipt of subscription receivable	7
Net cash generated from financing activities	13,583	561

Decrease in cash, cash equivalents and restricted cash	(2,294)	(13,016)
Cash, cash equivalents and restricted cash at beginning of the period	2,683	15,699
Cash, cash equivalents and restricted cash at end of the period	389	2,683

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	139	2,683
Restricted cash	250	—
Total cash, cash equivalents, and restricted cash	389	2,683
Supplemental cash flow information:
Interest paid	6	6
Income tax paid	2	2
Non – cash investing activities:
Right of use assets obtained in exchange for operating lease obligations	4,368	—
Inventories transferred to property and equipment	191	—

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX MOTOR INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US$ thousands, except share and per share data)

1.Description of Business and Organization

Description of Business

Phoenix Motor Inc. (“Phoenix Motor” or the “Company”) and its subsidiaries (collectively the “Group”) is engaged in design, assembly, and integration of electric drive systems for medium duty electric vehicles (“EVs”).

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

Phoenix Motor was incorporated in the state of Delaware in October 2020. EdisonFuture, Inc., a subsidiary of SPI Energy Co., Ltd (“SPI”), is the parent company of Phoenix Motor. On November 12, 2020, EdisonFuture, Inc. acquired 100% of the membership interest of PCL and PML. Simultaneously, EdisonFuture, Inc. effected the transfer of 100% membership interests of PCL and PML to Phoenix Motor.

On June 8, 2022, the Company sold 2,100,000 shares of its common stock in its IPO, at an offering price of $7.5 per share. The Company received net proceeds of $13,438 after deducting underwriting discounts and commissions.

2.Going Concern

The Group had recurring losses from operations. The Group has incurred a net loss of $12,705 during the year ended December 31, 2022, and the cash flow used in operating activities was $14,866. The Group has incurred significant losses and negative cash flow from operating activities, and needs to raise additional funds to sustain its operations. These factors raise substantial doubt as to the Group’s ability to continue as a going concern.

For the next 12 months from the issuance date of the consolidated financial statements, the Group plans to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level. Such measures include: 1) align capacity with demand and prioritize production for high margin products in the Group’s order backlog; 2) expand and strengthen strategic partnership to outsource a significant portion of design and engineering work for next generation product to third party vendors and suppliers to control overall development costs; 3) negotiate better payment terms with customers and for some of the new orders, require down payments; 4) implement comprehensive budget control and reduce operating expenses; and 5) calibrate capital allocation to manage liquidity and drive near-term goals without compromising long-term growth; 6) continue to proactively implement a robust capital market strategy to provide financing for our operations through proceeds from public or private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs.

There is no assurance that the plans will be successfully implemented. If the Group fails to achieve these goals, the Group may need additional financing to repay debt obligations and execute its business plan, and the Group may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that the Group is unsuccessful in increasing its gross profit margin and reducing operating losses, the Group may be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on the Group’s business, financial condition and results of operations and may materially adversely affect its ability to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Group be unable to continue as a going concern.

3.Summary of Significant Accounting Policies

(a)Basis of Presentation

The accompanying consolidated financial statements of the Group are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

(b)Principles of Consolidation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The realization of assets and the satisfaction of liabilities in the normal course of business are dependent on, among other things, the Group’s ability to operate profitably, to generate cash flows from operations, and to pursue financing arrangements to support its working capital requirements.

The consolidated financial statements include the financial statements of the Group and its subsidiaries. All material intercompany transactions and balances have been eliminated upon consolidation.

(c)Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Group to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Group’s consolidated financial statements include the allowance for doubtful accounts, the impairment of goodwill and long-lived assets, and warranty reserves. Changes in facts and circumstances may result in revised estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

(d)Fair Value of Financial Instruments

The Group measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

●Level 1 — Quoted market prices in active markets for identical assets or liabilities.
●	Level 2 — Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable, such as interest rate and yield curves, and market-corroborated inputs).
●	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.

The Group uses quoted market prices to determine the fair value when available. If quoted market prices are not available, the Group measures fair value using valuation techniques that use, when possible, current market-based or independently-sourced market parameters, such as interest rates.

The carrying values of the Group’s financial instruments, including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payables, accrued liabilities and advance from customers, approximate their fair values due to the short-term nature of these instruments.

(f)Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and all highly liquid investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. There were no cash equivalents as of December 31, 2022 and 2021.

(g)Accounts Receivable, net

The Group grants open credit terms to credit-worthy customers. Accounts receivable are primarily related to sales of EV, EV components and electric forklifts. The Group maintains allowances for doubtful accounts. The Group adopted ASC 326 Financial Instruments — Credit Losses using the modified retrospective approach through a cumulative-effect adjustment to accumulated deficit from January 1, 2020. Management used an expected credit loss model for the impairment of trading receivables as of period ends. Management believes the aging of accounts receivable is a reasonable parameter to estimate expected credit loss, and determines expected credit losses for accounts receivables using an aging schedule as of period ends. The expected credit loss rates under each aging schedule were developed on basis of the average historical loss rates from previous years, and adjusted to reflect the effects of those differences in current conditions and forecasted changes. Management measured the expected credit losses of accounts receivable on a collective basis. When an accounts receivable does not share risk characteristics with other accounts receivables, management will evaluate such accounts receivable for expected credit loss on an individual basis. Doubtful accounts balances are written off and deducted from allowance, when receivables are deemed uncollectible, after all collection efforts have been exhausted and the potential for recovery is considered remote.

(h)Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories is determined on the basis of first in first out method. The cost of finished vehicles or kits comprises direct materials, direct labor and an appropriate proportion of overhead. The cost of forklifts comprises purchase price paid to the manufacturer, tariff and shipping costs. Net realizable value is based on estimated selling prices less selling expenses and any further costs expected to be incurred for completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances and are included in the cost of revenue in the consolidated statements of operations.

(i)Property and Equipment, net

The Group accounts for its property and equipment at cost, less accumulated depreciation and impairment, if any. Cost includes the prices paid to acquire or construct the assets and any expenditure that substantially extends the useful life of an existing asset. The Group expenses repair and maintenance costs when they are incurred. Depreciation is recorded on the straight-line method based on the estimated useful lives of the assets as follows:

Furniture, fixtures and equipment	3 to 10 years
Automobile	3 to 7 years
Leased automobile	3 years
Leasehold improvements	The shorter of the estimated life or the lease term

(j)Intangible Assets other than Goodwill, net

Intangible assets consist of technology, tradename and others. Amortization is recorded on the straight-line method based on the estimated useful lives of the assets.

(k)Impairment of Long-lived Assets

The Group’s long-lived assets include property and equipment, intangible assets with finite lives and right-of-use assets. The Group evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group from their use and their eventual disposition to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Any impairment write-downs would be treated as permanent reductions in the carrying amounts of the assets and a charge to operations would be recognized. There is no impairment loss recorded for the years ended December 31, 2022 and 2021.

(l)Goodwill

Goodwill represents the excess of the purchase consideration over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed of the acquired entity as a result of the Group’s acquisitions of interests in its subsidiaries. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that it might be impaired.

The Company tests goodwill for impairment as of December 31 every year by either performing a qualitative assessment or a quantitative test. The qualitative impairment assessment is an assessment of historical information and relevant events and circumstances to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. The Company may elect not to perform the qualitative impairment assessment and perform a quantitative impairment test. The quantitative goodwill impairment test compares the fair values of the reporting unit to its carrying amount, including goodwill. A reporting unit constitutes a business for which discrete profit and loss financial information is available. In performing the quantitative impairment test, the Company may determine the fair values of its reporting unit using a combination of the income and market approach. If the fair value of each reporting unit exceeds its carrying amount, goodwill is not considered to be impaired. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. There is no impairment loss recorded for the years ended December 31, 2022 and 2021.

(n)Income Taxes

The Group accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all, of a deferred tax asset will not be realized.

The Group recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, management presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. In addition, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Group’s tax liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of the tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Group records interest and penalties related to an uncertain tax position, if and when required, as part of income tax expense in the consolidated statements of operations. No reserve for uncertain tax positions was recorded for the years ended December 31, 2022 and 2021. The Group does not expect that the assessment regarding unrecognized tax positions will materially change over the next 12 months. The Group is not currently under examination by an income tax authority, nor have been notified that an examination is contemplated.

(o)Revenue Recognition

The Group’s accounting practices under Accounting Standards Codification (“ASC”) No. 606, “Revenue from Contracts with Customers” (“ASC 606” or “Topic 606”) are as followings:

Sales of EVs and kits

The Group generates revenue from sales of EVs and kits. EV buyers in California are entitled to government grants when they purchase EV that qualify for certain government grant project. The Group applies for and collect such government grants on behalf of the customers. Accordingly, customers only pay the amount after deducting government grants.

The Group recognizes revenue on sales of EVs and kits at a point in time following the transfer of control of such products to the customer, which typically occurs upon the delivery to the customer. The Group determined that the government grants should be considered as part of the transaction price because it is granted to the EV buyer and the buyer remains liable for such amount in the event the grants were not received by the Group or returned due to the buyer violates the government grant terms and conditions.

Lease of EVs

EV leasing revenue includes revenue recognized under lease accounting guidance for direct leasing programs. The Group accounts for these leasing transactions as operating leases under ASC 842 Leases, and revenues are recognized on a straight-line basis over the contractual term.

Sales of forklifts

Revenue on sale of forklifts is recognized at a point in time following the transfer of control of such products to the customer, which typically occurs upon delivery or acceptance of the customer depending on the terms of the underlying contracts.

Other revenue

Other revenue consists of maintenance service, sales of component and charging stations, shipping and delivery fees and others. For maintenance service, revenues are recognized on a straight-line basis over the contractual term. For sales of component and charging stations, shipping and delivery fees and others, the Group recognizes revenue at a point in time following the transfer of control of such products or services to the customer, which typically occurs upon the delivery to the customer.

Disaggregation of revenues

The Group disaggregates its revenue by four primary categories: sales of EVs, lease of EVs, sales of forklifts and others.

The following is a summary of the Group’s disaggregated revenues:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Sales of EVs	$1,789	$1,750
Lease of EVs	551	586
Sales of forklifts	1,251	—
Others	739	641
	$4,330	$2,977

A contract liability is the Group’s obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer. As of December 31, 2022 and 2021, the balances of contract liability were included in advance from customer with amount of $1,230 and $803, respectively. During the years ended December 31, 2022 and 2021, the Group recognized $803 and $709 as revenue that was included in the balance of advance from customers at January 1, 2022 and 2021, respectively.

(p)Cost of Revenues

Cost of revenues for EV and kits sales includes direct parts, material and labor costs, manufacturing overheads, shipping and logistics costs, and inventories write-down. Cost of revenues for EV leasing primarily includes the depreciation of operating lease vehicles over the lease term and other leasing related charges including vehicle insurance. Cost of revenues from forklift sales primarily includes purchase price paid to manufacturer, tariff, as well as shipping and delivery costs. Cost of other revenue includes direct parts, material and labor costs, as well as shipping and delivery and other costs.

(q)Segment Reporting

Operating segments are defined as components of a Group which separate financial information is available that is evaluated regularly by the operating decision maker in deciding how to allocate resources and assessing performance. The Group’s chief operating decision maker (“CODM”) is its Chief Executive Officer, Dr. Lance Liang Zhou. Based on the financial information presented to and reviewed by the CODM, the Group has determined that it had a single operating and reporting segment for the years ended December 31, 2022 and 2021.

(r)Product Warranties

The Group provides warranties on all vehicles or components sold in addition to pass through warranties from third party component suppliers. The Group accrues a warranty reserve for the products sold by the Group, which includes the Group’s best estimate of the projected costs to repair or replace items under warranties. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Group’s relatively short history of sales, and changes to the Group’s historical or projected warranty experience may cause material changes to the warranty reserve in the future. The Group considers the warranty provided is not providing incremental service to customers rather an assurance to the quality of the vehicle, and therefore is not a separate performance obligation and should be accounted for in accordance with ASC 460, Guarantees. Warranty expense is recorded as a component of cost of sales in the consolidated statements of operations. The balance of warranty reserves was $325 and $360 as of December 31, 2022 and 2021, respectively.

(s)Government Grant

The Group receives grants from government agencies related to sales and leases of its EVs. The government grants related to the sales of EVs should be considered as part of the transaction price because it is granted to the EV buyers and the Group receives such on behalf of the buyers to settle part of the EVs purchase price. The government grant received before the Group’s delivery of the EVs are recorded as deferred income and recognized as revenue when the EVs are delivered to the buyers, for the government grants the Group is entitled upon delivery of the EVs to buyers but not yet received, the Group records accounts receivable. For government grants associated with leased vehicles under operating leases, the grants are recorded in deferred income when received and are recognized to reduce the cost of sales during useful life of leased vehicles.

For the years ended December 31, 2022 and 2021, the amount of governmental grant recognized as revenue from sales of EVs and chargers was $895 and $1,243, respectively.

For the years ended December 31, 2022 and 2021, the amount of governmental grant recognized as reductions of the cost of sales for EV leasing was $214 and $252, respectively.

As of December 31, 2022 and 2021, the balances of government grants received were included in deferred income with amount of $503 and $714, respectively.

(t)Stock-Based Compensation

The Group granted employees and directors stock-based incentive awards. These awards are in the form of options and unrestricted stock units. The Group measures stock-based compensation expense for all stock-based awards granted based on the estimated fair value of those awards on their grant date and expenses over the period on a straight-line basis during which an employee is required to provide service in exchange for the award (the vesting period). As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

(u)Earnings (loss) per Share

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to shareholders of common stock by the weighted average common stocks outstanding during the periods. Diluted earnings (loss) per share is calculated by dividing net income (loss) attributable to shareholders of common stock by the weighted average common stocks outstanding during the period adjusted for the effect of dilutive share of common stock equivalent (computed using the treasury stock or if converted method). Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted earnings (loss) per share. During the years ended December 31, 2022 and 2021, nil and 1,050,000 potentially dilutive shares are excluded from the computation as their effects are anti-dilutive, respectively.

(v)Leases

The Group adopted Leases (ASC Topic 842), using the modified retrospective transition method effective January 1, 2022. The Group categorizes leases with contractual terms longer than twelve months as either operating or finance lease. The Group has no finance leases for any of the periods presented.

Right-of-use (“ROU”) assets represent the Group’s rights to use underlying assets for the lease term and lease liabilities represent the Group’s obligation to make lease payments arising from the lease. Lease liabilities are recognized at the present value of the future lease payments at the lease commencement date and ROU assets are recognized at amount of lease liabilities and any prepaid lease payments. The interest rate used to determine the present value of the future lease payments is the Group’s incremental borrowing rate because the interest rate implicit in the leases is not readily determinable. The incremental borrowing rate is estimated to approximate the interest rate on a collateralized basis with similar terms and payments, and in economic environments where the leased asset is located. The lease terms include periods under options to extend or terminate the lease when it is reasonably certain that the Group will exercise that option. The Group generally uses the base, non-cancelable, lease term when determining the ROU assets and liabilities.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Group determines if an arrangement is a lease at inception. The lease payments under the lease arrangements are fixed. Non-lease components include payments for building management, utilities and property tax. It separates the non-lease components from the lease components to which they relate. The Group recorded right-of-use assets and operating lease liabilities of $4,368 and $4,368 in the consolidated balance sheets upon the initial recognition, respectively.

(w)Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-10, “Government Assistance (Topic 832)” (“ASU 2021-10”). ASU 2021-10 provides guidance to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity’s accounting for the assistance, and (3) the effect of the assistance on an entity’s financial statements. ASU 2021-10 is effective for fiscal years beginning after December 15, 2021. The Group adopted and applied the amendments of this ASU to its disclosures starting from January 1, 2022. The Group concludes that the application of this ASU did not have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income taxes (Topic 740), Simplifying the Accounting for Income Taxes. This guidance amends ASC Topic 740 and addresses several aspects including1) evaluation of step-up tax basis of goodwill when there is not a business combination, 2) policy election to not allocate consolidated taxes on a separate entity basis to entities not subject to income tax, 3) accounting for tax law changes or rates during interim periods, 4) ownership changes from equity method investment to subsidiary or vice versa, 5) elimination of exception to intra-period allocation when there is gain in discontinued operations and a loss from continuing operations, 6) treatment of franchise taxes that are partially based on income. For the Group as an EGC, the amendments in this update are effective for fiscal years beginning after December 15, 2021 and interim periods beginning after December 15, 2022. The Group adopted this standard effective January 1, 2022 and the adoption did not have a material impact on the Group’s consolidated financial statements and related disclosures.

The Tax Cuts and Jobs Act included a sunset provision such that Research and Experimental Expenses incurred after December 31, 2021 are capitalized and amortized. US R&E expenses are amortized over five years and non-US R&E expenses are amortized over fifteen years. As part of the December 31, 2022 tax provision calculation, the Group added back to taxable income, research expenditures of $1,472. These expenses were incurred in the U.S. and amortized over 5 years for U.S. tax purposes.

Accounting Pronouncements Issued But Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides elective amendments for entities that have contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. These amendments were effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), to expand and clarify the scope of Topic 848 to include derivative instruments on discounting transactions. The amendments in this ASU are effective in the same timeframe as ASU 2020-04. In December 2022, the FASB issued ASU 2022-06, Reference Rate reform (Topic 848): Deferral of the Sunset Date of Topic 848, which deferred the sunset date of Topic 848, Reference Rate Reform to December 31, 2024. The Group is currently evaluating the impact this guidance will have on its consolidated financial statements.

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers (“ASC 606”). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. ASU 2021-08 is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Group will adopt ASU 2021-08 effective January 1, 2023 and apply the guidance to subsequent acquisitions. The adoption of ASU 2021-08 will only impact the accounting for the Group’s future acquisitions.

The Group does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

4.Accounts Receivable, Net

The accounts receivable, net as of December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Accounts receivable, customers	$870	$681
Accounts receivable, governmental incentive	675	555
Less: Allowance for doubtful accounts	(35)	(35)
Accounts receivable, net	$1,510	$1,201

No provision for doubtful accounts were recorded for the year ended December 31, 2022. Bad debt expense was $100, including $95 of accounts receivable write-off, for the year ended December 31, 2021.

5.Inventories

Inventories as of December 31, 2022 and 2021 consisted of the following:

	December 31,	December 31,
	2022	2021
Raw materials	$2,251	$924
Work in process	979	582
Finished goods	1,330	719
Total inventories	$4,560	$2,225

During the years ended December 31, 2022 and 2021, nil and $493 of inventories were written down to reflect the lower of cost or net realizable value.

6.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2022 and 2021 consist of the following:

	December 31,	December 31,
	2022	2021
Prepaid expenses	$947	$41
Vendor deposits	135	267
Prepaid insurance	234	144
Others	28	76
Total prepaid and other current assets	$1,344	$528

Prepaid expenses as of December 31, 2022 consisted of $947 prepayment for model car development.

7.Intangible Assets, Net

Intangible assets, net as of December 31, 2022 and 2021 consisted of the following:

	Useful Life		Accumulated
	(in months)	Gross	Amortization	Net
As of December 31, 2021
Technology	60	$1,574	$(366)	$1,208
Tradename	60	1,400	(327)	1,073
Other	84	168	(126)	42
		$3,142	$(819)	$2,323
As of December 31, 2022
Technology	60	$1,574	$(682)	$892
Tradename	60	1,400	(607)	793
Other	84	168	(149)	19
		$3,142	$(1,438)	$1,704

The tradename and developed technology were contributed by the acquisition of PCL and PML in the year of 2020. As the tradename and developed technology were the key driver of the revenues for PCL and PML, which will bring further economic benefit to the Group’s business, the tradename and developed technology were separately identified as intangible assets on the acquisition date. The balance is amortized over the useful life of 5 years.

No impairment loss was provided for intangible assets for the years ended December 31, 2022 and 2021. For the years ended December 31, 2022 and 2021, amortization expense for intangible assets was $619 and $618, respectively.

As of December 31, 2022, the estimated future amortization expense related to intangible assets is as follows:

USD
2023	613
2024	$595
2025	496
$1,704

8.Property and Equipment, Net

Property and equipment, net, consisted of the following:

	December 31,	December 31,
	2022	2021
Furniture, fixtures and equipment	$1,309	$1,193
Automobile	951	533
Automobile for lease	2,750	3,046
Leasehold improvements	77	77
Construction in progress	425	300
	5,512	5,149
Less: accumulated depreciation	(3,020)	(2,944)
	$2,492	$2,205

For the years ended December 31, 2022 and 2021, depreciation expense for property and equipment was $963, and $1,070, respectively.

9.Long-term Borrowings, current and non-current

	December 31,	December 31,
	2022	2021
Current portion of long-term borrowings	$3	$10
Long-term borrowings, excluding current portion	147	756
Total long-term borrowings	$150	$766

As of December 31, 2022, the maturities of the long-term borrowings are as follows:

USD
For the year ending December 31,
2023	$3
2024	3
2025	3
2026	3
2027	3
Thereafter	135
$150

Vehicle loans with Ford Motor Credit

One vehicle loan from Ford Motor Credit was established on September 21, 2018 with an original balance of $44 and interest rate of 7.34% and a 3-year term with maturity on October 5, 2021. The loan was paid in full as of December 31, 2021. Another vehicle loan from Ford Motor Credit was established on June 4, 2020 with an original loan amount of $50 with no interest and a 5-year term with maturity on June 19, 2025. The loan was paid in full as of December 31, 2022.

PPP Loan

On January 24, 2021, the Group was granted a loan in the amount of $586 from Zions Bancorporation, N.A. dba California Bank & Trust, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the CARES Act, which was enacted on March 27, 2020 (the “PPP Loan”).

The PPP Loan proceeds are available to be used to pay for payroll costs, including salaries, commissions, and similar compensation, group health care benefits, and paid leaves; rent; utilities; and interest on certain other outstanding debt. The amount that will be forgiven will be calculated in part with reference to the Group’s full time headcount during the eight-week period following the funding of the PPP Loan. And a gain would be recognized in the consolidated statement of operations within other income in the year the loan forgiveness is approved by the lender.

In January 2022, the Group received approval from the lender for the formal forgiveness of the PPP Loan. As a result, a gain in the amount of $586 has been recognized in the consolidated statement of operations within other income for the year ended December 31, 2022.

EIDL Loan

On May 26, 2020, the Group was granted a loan from the U.S. Small Business Association in the aggregate amount of $150, pursuant to the Economic Injury Disaster Loan under Section 7(b) of the Small Business Act, as amended (the “EIDL Loan”).

The EIDL Loan, which was in the form of a promissory note (the “EIDL Note”) dated May 26, 2020, matures on May 26, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on May 26, 2021. The EIDL Note may be prepaid at any time prior to maturity with no prepayment penalties. Funds from the EIDL Loan may only be used for working capital purposes to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter cause by the coronavirus pandemic. The Group has used the entire EIDL Loan amount for what management believes to be qualifying expenses.

10.Related Party Transactions

During the year ended December 31, 2022, SPI lent a loan with aggregate principal amount of $1,676 to the Group to support the Group’s business. The loan is due on demand and bears no interest. The Group used a portion of the IPO proceeds to repay the $1,676 related party loans in 2022.

During the year ended December 31, 2022, the Group paid $123 withholding payroll taxes on behalf of SPI, and this amount due from related party was fully repaid to the Group as of December 31, 2022.

During the year ended December 31, 2022, the Group sold forklifts in the amount of $168 to SolarJuice Co., Ltd., a subsidiary of SPI. The amount due from related party was $168 as of December 31, 2022.

Except for the stock option grants outlined below, there was no other related party transaction for the year ended December 31, 2021.

11.Equity

(a)	Shares of common stock

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

As a result of the amendment of authorized stock, the stock split and reverse of stock split, all share and per share data in the consolidated financial statements have been retrospectively adjusted to all periods presented.

On June 8, 2022, the Company sold 2,100,000 shares of its common stock in its IPO, at an offering price of $7.5 per share. The Company received net proceeds of $13,438 after deducting underwriting discounts and commissions of $1,103, direct offering expenses of $603. There is also $250 IPO proceeds that was deposited into an escrow account on the closing date with a maturity term of two years. In addition, there is an additional $606 direct offering related expenses that was paid by the Group separately was charged against additional paid in capital.

On November 22, 2022, the Group entered into a standby equity purchase agreement (“SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited partnership (the “Investor”) to sell up to $10,000 of the Company’s shares of common stock from time to time, subject to certain limitations and conditions set forth in the SEPA. Although the SEPA provides that the Company may sell up to an aggregate of $10,000 of common stock to Investor, only 4,035,086 shares of the Company’s common stock, including the aggregate amount of 61,421 Commitment Shares issued to Investor, have been registered. If the Company elect to sell to the Investor all of the 4,035,086 registered shares of common stock, depending on the market price of the Company’s common stock prior to each Advance made pursuant to the SEPA, the actual gross proceeds from the sale of all such shares may be substantially less than the $10,000 available to the Company, which could materially adversely affect the Company’s liquidity. The selling price is 93% of the market price as defined in the agreement. The Group paid YA Global II SPV, LLC, a subsidiary of the Investor, a structuring fee in the amount of $20 and also issued to the Investor common shares in an amount equal to $100 as a commitment fee. Subsequently, on December 21, 2022, the Group sold to the Investor 30,000 shares in amount of $30.

(b)	Additional paid-in capital

The Company recorded an increase to additional paid in capital of $253 and $52 for the share-based compensation expense in the years ended December 31, 2022 and 2021, respectively. In addition, the Company also recorded an increase of $138 to additional paid in capital due to exercise of stock options and an increase of $130 to additional paid in capital due to shares issued and sold for the SEPA in the year ended December 31, 2022.

12.Stock-based Compensation

On January 24, 2021, an option to purchase 1,050,000 fully vested common stocks, which has been retrospectively adjusted to reflect the stock split as well as the reverse stock split as disclosed in Note 11 at an exercise price of $1.72 per share was granted to Mr. Xiaofeng Denton Peng, the chairman of the board of directors of the Group. The grant of options is a special one-time award in recognition of his work done related to the business combination of PCL and PML in 2020. The options are valued using the Black- Scholes Option Valuation Model as of the grant date.

On January 24, 2021, the Group adopted the 2021 Equity Incentive Plan (the “2021 Plan”) which permits the Group to grant stock options to directors, officers or employees of the Group or others to purchase shares of common stock of the Company through awards of incentive and nonqualified stock options (“Option”). The total number of shares which may be issued under the 2021 Plan is 9% of the number of outstanding and issued common stocks of the Group.

During the year ended December 31, 2022, 880,500 options were granted to a group of managements and employees of the Group, which are subject to an annual vesting schedule that vests 25% of granted options over the next four years. The exercise price was $0.01- $1.73 per share.

On September 30, 2022, 505,000 shares of unrestricted stock units were granted to a group of managements, and all units are vested immediately.

During the year ended December 31, 2021, 2,040,500 options were granted to a group of managements and employees of the Group, which are subject to an annual vesting schedule that vests 25% of granted options over the next four years. The exercise price was $1.72 per share.

The Group measures employee stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2022 and 2021, the stock-based compensation expense was $1,046 and $52, respectively.

Determining Fair Value

Valuation and Amortization Method — The Group estimates the fair value of service-based stock options granted using the Black-Scholes option pricing formula. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Service-based options typically have a ten-year life from date of grant and vesting periods of four years.

Expected Term — The Group’s expected term represents the period that the Group’s share-based awards are expected to be outstanding.

Expected Volatility — The Group uses the average historical volatility of the comparable public companies to calculate the volatility for its granted options.

Expected Dividend — The Group has never paid dividends on its common stock and currently does not intend to do so, and accordingly, the dividend yield percentage is zero for all periods.

Risk-Free Interest Rate — The Group bases the risk-free interest rate used in the Black-Scholes valuation model upon the implied yield curve currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term used as the assumption in the model.

Assumptions used in the determination of the fair value of share-based payment awards using the Black- Scholes model for stock option grants for the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Expected term	6.25 years	6.25 years
Risk-free interest rate	3.04%-3.97%	1.36% – 1.52%
Expected volatility	137.7%-169.3%	64.4% – 87.73%
Expected dividend yield	0%	0%

The following table summarizes the Group’s stock option activities:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Shares	Per Share	Term	($000)
Outstanding as of December 31, 2020	—	—	—	$—
Granted	2,040,500	1.72	—	—
Exercised	—	—	—	—
Forfeited/expired	(354,000)	1.72	—	—
Outstanding as of December 31, 2021	1,686,500	1.72	9.45 years	$2,091
Granted	888,000	1.70	—	—
Exercised	(80,625)	—	—	—
Forfeited/expired	(731,375)	1.72	—	—
Outstanding as of December 31, 2022	1,762,500	1.71	8.93 years	$16
Exercisable as of December 31, 2022	212,063	1.63	8.25 years	$12
Expected to vest as of December 31, 2022	1,550,437	1.72		$—

Changes in the Group’s non-vested stock awards are summarized as follows:

		Time-based Options
		Weighted Average
	Shares	Exercise Price Per Share
Non-vested as of December 31, 2020	—	$—
Granted	2,040,500	1.72
Vested	—	—
Forfeited	(354,000)	1.72
Non-vested as of December 31, 2021	1,686,500	1.72
Granted	888,000	1.70
Vested	(333,313)	—
Forfeited	(690,750)	1.72
Non-vested as of December 31, 2022	1,550,437	1.72

There were no changes to the contractual life of any fully vested options during the years ended December 31, 2022 and 2021. As of December 31, 2022, there were $1,511 of unrecognized share-based compensation expenses related to the share options granted. The expenses are expected to be recognized over a weighted-average period of 2.94 years.

13.Income Taxes

Loss before provision for income taxes is attributable to the following geographic locations for the years ended December 31:

	2022	2021
United States	(12,696)	(14,603)
Foreign	—	—
Total loss before income taxes	(12,696)	(14,603)

The provision for income taxes consists of the following for the years ended December 31 2022 and 2021:

	2022	2021
Current tax:
Federal tax	$—	$—
State tax	9	11
Total current tax	9	11
Deferred tax:	—	—
Federal tax	$—	$—
State tax	—	—
Total deferred tax	—	—
Total provision for income taxes	$9	$11

The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal income tax rate for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021
Provision for income taxes at U.S. Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	13.35%	8.36%
Non-deductible expenses	1.53%	(1.34)%
Credits	(0.70)%	5.80%
Change in valuation allowance	(35.39)%	(33.90)%
Other	0.14%	0.00%
	(0.07)%	(0.08)%

Deferred income taxes reflect the net tax effects of loss carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Presented below are the significant components of the Group’s deferred tax assets and liabilities for federal, state and foreign income taxes as of December 31:

	2022	2021
Deferred tax assets:
Net operating loss carry forwards	$8,426	$4,370
Credits and Incentives	1,246	1,174
Accruals and reserves	(90)	197
Property and equipment	(293)	(415)
Other temporary differences	532	—
Less: valuation allowance	(9,821)	(5,326)
Total deferred tax assets	$—	$—

As of December 31, 2022, the Group had net operating loss carry forwards for federal income tax purposes of approximately $27,853, which will never expire. The federal net operating loss carry forwards are limited to 80% of taxable income. The Group had a total state net operating loss carry forwards of approximately $36,896, which will begin to expire in the year 2041 to 2042. The Group has a federal R&D credit of $758, which will begin to expire from the year 2041 to 2042. The Group has a California R&D credit of $488, which will never expire.

Utilization of the federal and state net operating losses may be subject to certain annual limitations under IRC Section 382 due to the “change in ownership” provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Group has a full valuation allowance against US federal and state net operating losses.

The Group recognizes deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of the Group’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Group’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance in the U.S. The valuation allowance increased by $4,495 and $4,994 during the years ended December 31, 2022 and 2021, respectively.

The Group had no unrecognized tax benefits as of December 31, 2022 and 2021, respectively. The Group currently files income tax returns in the U.S., as well as California and Delaware. The Group is currently not the subject of any income tax examinations. The Group’s tax returns generally remain open for tax years after 2020.

The Coronavirus Aid, Relief and Economy Security (CARES) Act (“the CARES Act, H.R. 748”) was signed into law on 27 March 2020. The CARES Act temporarily eliminates the 80% taxable income limitation (as enacted under the Tax Cuts and Jobs Act of 2017) for NOL deductions for 2018-2020 tax years and reinstated NOL carrybacks for the 2018-2020 tax years. Moreover, the CARES Act also temporarily increases the business interest deduction limitations from 30% to 50% of adjusted taxable income for the 2019 and 2020 taxable year. Lastly, the Tax Act technical correction classifies qualified improvement property as 15-year recovery period, allowing the bonus depreciation deduction to be claimed for such property retroactively as if it was included in the Tax Act at the time of enactment.

The Tax Cuts and Jobs Act included a sunset provision such that Research and Experimental Expenses incurred after December 31, 2021 are capitalized and amortized. US R&E expenses are amortized over five years and non-US R&E expenses are amortized over fifteen years. As part of the December 31, 2022 tax provision calculation, the Group added back to taxable income, research expenditures of $1,472. These expenses were incurred in the U.S. and amortized over 5 years for U.S. tax purposes.

14.Commitments and Contingencies

Commitments — As of December 31, 2022, the Group had other commitments of approximately $1,112. These commitments were solely related to contracts signed with vendors for research and development by the Group and are expected to be paid in one year.

Contingency — In the ordinary course of business, the Group may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Group records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. There was a dispute with previous landlord in 2021, however, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain. As a result, no reasonable estimate of loss can be made as of December 31, 2022.

15.Leases

The Group has operating leases for office facilities. The Group’s leases have remaining terms of less than one year to approximately 5 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Group recognizes lease expense for these leases on a straight-line basis over the lease term. The operating lease expenses were $741 and $306 for the years ended December 31, 2022 and 2021, respectively.

Maturities of operating lease liabilities as of December 31, 2022 were as follow:

Maturity of Lease Liabilities	Operating Leases
2023	$942
2024	981
2025	1,022
2026	1,064
Thereafter	520
Total lease payments	4,529
Less: interest	(585)
Present value of lease payments	$3,944
Operating lease liabilities, current	$719
Operating lease liabilities, noncurrent	$3,225

Supplemental information related to operating leases was as follows for the year ended December 31, 2022:

Cash paid for amounts included in the measurement of lease liabilities	$617
Operating lease assets obtained in exchange for operating lease liabilities	$4,368

As of December 31, 2022, the operating leases had a weighted average remaining lease term of 4 years, and a weighted average discount rate of 6.16%.

16.Concentration Risk

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2022 and 2021, the cash and cash equivalents are deposits with federally insured banks, which are typically in excess of insured limits.

Concentration of Customers and Vendors

For the year ended December 31, 2022, there were three customers representing 19.1%, 18.9% and 12.9% of total revenue. For the year ended December 31, 2021, there were three customers representing 19.1%, 18.9% and 12.9% of total revenue. As of December 31,

2022, there were two customers of which the accounts receivable accounts for 12.9% and 10.0% of total accounts receivable. As of December 31, 2021, there was no customer representing more than 10% of total accounts receivable.

For the year ended December 31, 2022, there were two vendors representing 24.3% and 19.1% of total purchase. For the year ended December 31, 2021, there was one vendor representing 31.0% of total purchase.

17.Subsequent Events

Additional financing through the existing SEPA equity line

During the three months ended March 31, 2023, the Group obtained additional financing through the existing SEPA equity line (Note 11) in a total amount of $1,155 with 904,878 common shares sold to the Investor.

The Group has evaluated subsequent events through March 31, 2023, the date of issuance of the consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.