Form 10-Q
period 2023-03-31
PHOENIX MOTOR INC.
filed 2023-05-15
CIK 1879848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(909) 978-0815

(Registrant’s Telephone Number, Including Area Code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.0004 per share	PEV	NASDAQ Capital Market

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

The registrant had 21,291,924 shares of common stock outstanding at May 15, 2023.

PART I

PHOENIX MOTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$133	$139
Accounts receivable, net	1,525	1,510
Inventories	3,522	4,560
Prepaid expenses and other current assets	1,224	1,344
Amount due from a related party	168	168
Total current assets	6,572	7,721
Restricted cash, noncurrent	250	250
Property and equipment, net	2,306	2,492
Security deposit	208	208
Right-of-use assets	3,611	3,797
Net investment in leases	217	—
Intangible assets, net	1,549	1,704
Goodwill	4,271	4,271
Total assets	$18,984	$20,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,475	$1,359
Accrued liabilities	557	650
Advance from customers	1,452	1,230
Deferred income	493	503
Warranty reserve	322	325
Lease liabilities - current portion	740	719
Long-term borrowing, current portion	3	3
Total current liabilities	5,042	4,789
Lease liabilities - non-current portion	3,031	3,225
Long-term borrowings	144	147
Total liabilities	8,217	8,161

Commitments and contingencies (Note 10)

Equity:
Common stocks, par $0.0004, 450,000,000 shares authorized, 21,181,924 and 20,277,046 shares issued and outstanding as of March 31, 2023, and December 31, 2022, respectively*	8	8
Additional paid-in capital	42,099	40,836
Accumulated deficit	(31,340)	(28,562)
Total stockholders’ equity	10,767	12,282
Total liabilities and stockholders’ equity	$18,984	$20,443
*	The shares are presented on a retrospective basis to reflect the Company’s stock split (Note 7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Net revenues	$1,781	$671
Cost of revenues	1,608	551
Gross profit:	173	120
Operating expenses:
Selling, general and administrative	3,846	3,023
Operating loss	(3,673)	(2,903)

Other income (expense):
Interest income (expense), net	1	(2)
Gain on sales-type leases	99	—
Others	795	585
Total other income, net	895	583
Loss before income taxes	(2,778)	(2,320)
Income tax provision	—	(2)
Net loss	$(2,778)	$(2,322)

Net loss per share of common stock:
Basic and Diluted	$(0.13)	(0.13)
Weighted average shares outstanding*	20,823,622	17,500,000
*	The shares are presented on a retrospective basis to reflect the Company’s stock split (Note 7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)

				Additional		Total
	Common Stock		Subscription	Paid-In	Accumulated	Stockholders’
	Shares*	Amount	Receivable	Capital	Deficit	Equity
Balance as of January 1, 2022	17,500,000	$7	$(7)	$26,085	$(15,857)	$10,228
Net loss	—	—	—	—	(2,322)	(2,322)
Stock-based compensation	—	—	—	63	—	63
Balance as of March 31, 2022	17,500,000	$7	$(7)	$26,148	$(18,179)	$7,969

Balance as of January 1, 2023	20,277,046	$8	$—	$40,836	$(28,562)	$12,282
Net loss	—	—	—	—	(2,778)	(2,778)
Stock-based compensation	—	—	—	109	—	109
Issuance of common stock per standby equity purchase agreements	904,878	—	—	1,154	—	1,154
Balance as of March 31, 2023	21,181,924	8	—	42,099	(31,340)	10,767
*	The shares are presented on a retrospective basis to reflect the Company’s stock split (Note 7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Month ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	(2,778)	(2,322)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	355	427
Gain on sales-type leases	(99)	—
Reversal of doubtful accounts	(25)	—
Write down of inventories	80	—
Forgiveness of PPP loan	—	(586)
Stock-based compensation expenses	109	63
Warranty reserve	(3)	(6)
Amortization of right-of-use assets	280	—
Changes in operating assets and liabilities:
Accounts receivable	10	345
Inventories	795	(442)
Prepaid expenses and other assets	222	(253)
Accounts payable	116	442
Accrued liabilities	(93)	(169)
Deferred revenue	(10)	(157)
Advance from customers	222	50
Lease liabilities	(267)	—
Amount due from a related party	—	(84)
Net cash used in operating activities	(1,086)	(2,692)

Cash flows from investing activities:
Purchase of property and equipment	(71)	—
Net cash used in investing activities	(71)	—

Cash flows from financing activities:
Repayment of borrowings	(3)	(3)
Proceeds from related party	—	78
Proceeds received from standby equity purchase agreement	1,154	—
Net cash generated from financing activities	1,151	75

Decrease in cash, cash equivalents and restricted cash	(6)	(2,617)
Cash, cash equivalents and restricted cash at beginning of the period	389	2,683
Cash, cash equivalents and restricted cash at end of the period	383	66

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	133	66
Restricted cash	250	—
Total cash, cash equivalents, and restricted cash	383	66

Supplemental cash flow information:
Income tax paid	—	6
Non-cash investing activities:
Inventories transferred to property and equipment	163	35

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US$ thousands except for shares)

1.Description of Business and Organization

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

On December 21, 2022, the Group sold to YA II PN, LTD 30,000 shares of common stock as a draw-down pursuant to a Standby Equity Purchase Agreement (“SEPA”) (Note 7) and received $30 in net proceeds from the sale.

During the three months ended March 31, 2023, the Group sold to YA II PN, LTD 904,878 shares of common stock in total as the Group continued to draw down under the SEPA and received $1,154 in net proceeds from the sales.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation

The accompany unaudited condensed consolidated financial statements of the Group are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements do not include all the information and disclosures required in the annual financial statements and should be read in conjunction with the Group’s consolidated financial statements as of December 31, 2022 and accompanying notes in the Company’s 2022 Annual Report on Form 10-K.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the quarterly periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Group’s consolidated financial statements for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results for the full years or any future periods.

(b)Revenue Recognition

The Group’s accounting practices under Accounting Standards Codification (“ASC”) No. 606, “Revenue from Contracts with Customers” (“ASC 606” or “Topic 606”) are as followings:

Sales of EVs and kits

The Group generates revenue from sales of EVs and kits. EV buyers in California are entitled to government grants when they purchase EV that qualify for certain government grant project. The Group applies for and collects such government grants on behalf of the customers. Accordingly, customers only pay the amount after deducting government grants.

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

Lease of EVs

EV leasing revenue includes revenue recognized under lease accounting guidance for direct leasing programs. The Group accounts for these leasing transactions as sales-type or operating leases under ASC 842 Leases, and selling profits are recognized at the commencement date and interest income from the lease is recognized over the lease term for sales-type leases, while revenues are recognized on a straight-line basis over the contractual term for operating leases.

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

Disaggregation of revenues

The Group disaggregates its revenue by four primary categories: sales of EVs, lease of EVs, sales of forklifts and others.

The following is a summary of the Group’s disaggregated revenues:

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Sales of EVs	$1,151	$388
Lease of EVs	90	138
Sales of forklifts	214	—
Others	326	145
	$1,781	$671

A contract liability is the Group’s obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer. The Group records contract liabilities as advance from customers. As of March 31, 2023 and December 31, 2022, the balances of contract liabilities were $1,452 and $1,230, respectively.

(c)Leases

Lessor Accounting

During the three months ended March 31, 2023, the Group amended agreements with the customers related to the leased EVs to renew the lease term. Since there was no grant of additional right-of-use assets, the Group did not account for the modified lease agreements as new leases but accounted for the original lease and the modified lease agreements as a combined lease. The Group reviewed the combined lease agreements and considered that (i) the lease term represents for the major part (greater than 75%) of the economic life of the underlying equipment; and (ii) the present value of the sum of lease payments and any residual value guaranteed by the lessee that has not already been included in lease payments equals or exceeds substantially (greater than 90%) all of the fair value of the underlying asset.

The modified EV lease agreements are thus accounted for as sales-type leases. Under sales-type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease, and interest income from the lease is recognized over the lease term.

The net investment in leases was $295 as of March 31, 2023. During the three months ended March 31, 2023, gain on sales-type leases was $99.

Annual minimum undiscounted lease payments under the Group’s sales-type leases were as follows as of March 31, 2023:

Sales-type
In Thousands	(Unaudited)
Years Ending December 31,
Remainder of 2023	74
2024	43
2025	43
2026	11
2027	—
2028 and thereafter	—
Total lease receipt payments	171
Less: Imputed interest	(14)
Total lease receivables (1)	157
Unguaranteed residual assets	138
Net investment in leases	295

(1) Current portion of $78 of total lease receivables was included in prepaid and other current assets on the balance sheet.

3.Going Concern

The Group had recurring losses from operations. The Group has incurred a net loss of $2,778 during the three months ended March 31, 2023, and the cash flow used in operating activities was $1,086. The Group has incurred significant losses and negative cash flow from operating activities and needs to raise additional funds to sustain its operations. These factors raise substantial doubt as to the Group's ability to continue as a going concern.

For the next 12 months from the issuance date of the condensed consolidated quarterly financial statements, the Group plans to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level. Such measures include: 1) align capacity with demand and prioritize production for high margin products in the Group's order backlog; 2) expand and strengthen strategic partnership to outsource a significant portion of design and engineering work for next generation product to third party vendors and suppliers to control overall development costs; 3) negotiate better payment terms with customers and for some of the new orders, require down payments; 4) implement comprehensive budget control and reduce operating expenses; and 5) calibrate capital allocation to manage liquidity and drive near-term goals without compromising long-term growth; 6) continue to proactively implement a robust capital market strategy to provide financing for the Group’s operations through proceeds from public or private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs.

There is no assurance that the plans will be successfully implemented. If the Group fails to achieve these goals, the Group may need additional financing to repay debt obligations and execute its business plan, and the Group may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that the Group is unsuccessful in increasing its gross profit margin and reducing operating losses, the Group may be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on the Group's business, financial condition and results of operations and may materially adversely affect its ability to continue as a going concern.

The unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Group be unable to continue as a going concern.

4.Accounts Receivable, Net

The accounts receivable, net as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
	(unaudited)
Accounts receivable, customers	$860	870
Accounts receivable, governmental incentive	675	675
Less: Allowance for doubtful accounts	(10)	(35)
Accounts receivable, net	$1,525	$1,510

For the three months ended March 31, 2023, the Group reversed bad debt provision of $25. There was no bad debt provision recorded for the three months ended March 31, 2022.

5.Inventories

Inventories as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31,	December 31,
	2023	2022
	(unaudited)
Raw materials	$1,494	$2,251
Work in process	910	979
Finished goods	1,118	1,330
Total inventories	$3,522	$4,560

During the three months ended March 31, 2023, $80 of inventories were written down to reflect the lower of cost or net realizable value. During the three months ended March 31, 2022, no inventories were written down to reflect the lower of cost or net realizable value.

6.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2023 and December 31, 2022 consist of the following:

	March 31,	December 31,
	2023	2022
	(unaudited)
Prepaid expenses	$941	$947
Prepaid insurance	124	234
Vendor deposits	82	135
Others	77	28
Total prepaid and other current assets	$1,224	$1,344

Prepaid expenses as of March 31, 2023 consisted of $941 prepayment for research and development.

7.Equity

(a)Shares of common stock

On March 8, 2022, a shareholder meeting was held and declared a one-for-four reverse stock split effective on March 9, 2022. After that, the Company’s issued and outstanding common stock is 17,500,000 shares. The authorized shares of common stock after the reverse stock splits are 450,000,000 shares of a par value of $0.0004.

As a result of the amendment of authorized stock, the stock split and reverse of stock split, all share and per share data in the condensed consolidated financial statements have been retrospectively adjusted to all periods presented.

On November 22, 2022, the Group entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited partnership (the “Investor”) to sell up to $10,000 of the Company’s shares of common stock from time to time, subject to certain limitations and conditions set forth in the SEPA. Although the SEPA provides that the Company may sell up to an aggregate of $10,000 of common stock to Investor, only 4,035,086 shares of the Company’s common stock, including the aggregate amount of 61,421 Commitment Shares issued to Investor, have been registered. If the Company elect to sell to the Investor all of the 4,035,086 registered shares of common stock, depending on the market price of the Company’s common stock prior to each draw-down made pursuant to the SEPA, the actual gross proceeds from the sale of all such shares may be substantially less than the $10,000 available to the Company, which could materially adversely affect the Company’s liquidity. The selling price is 93% of the market price as defined in the agreement. The Group paid YA Global II SPV, LLC, a subsidiary of the Investor, a structuring fee in the amount of $20 and also issued to the Investor common shares in an amount equal to $100 as a commitment fee. On December 21, 2022, the Group elected to draw down under the SEPA and sold to the Investor 30,000 shares of common stock, resulting in the receipt of $30 in net proceeds from the sale. During the three months ended March 31, 2023, the Group continued to draw down amounts under the SEPA, which resulted in the sale to the Investor 904,878 shares of common stock and  the receipt of $1,154 in net proceeds from the sale.

(b)Additional paid-in capital

The Company recorded an increase to additional paid in capital of $109 and $63 for the share-based compensation expense in the three months ended March 31, 2023 and 2022, respectively. In addition, the Company also recorded an increase of $1,154 to additional paid in capital due to 904,878 shares issued and sold for the SEPA in the three months ended March 31, 2023.

8.Stock-based Compensation

During the three months ended March 31, 2023 and 2022, the stock-based compensation expense was $109 and $63, respectively.

There were no changes to the contractual life of any fully vested options during the three months ended March 31, 2023 and 2022. As of March 31, 2023, unrecognized share-based compensation expenses related to the share options granted were $1,402. The expenses are expected to be recognized over a weighted-average period of 2.69 years.

9.Related Party Transactions

During the three months ended March 31, 2023, the Group made a loan of $400 to its ultimate parent company, SPI Energy Co., Ltd. (“SPI”). The loan is due on demand and bears no interest. The loan was paid off by SPI by the end of March 31, 2023.

During the three months ended March 31, 2022, the Group paid $84 withholding payroll taxes on behalf of SPI and SPI lent a loan with principal amount of $78 to the Group to support the Group’s business. The loan is due on demand and bears no interest.

As of March 31, 2023 and December 31, 2022, the amount due from a related party is $168 and $168, respectively.

10.Commitments and Contingencies

Commitments — As of March 31, 2023, the Group had other commitments of approximately $1,596. These commitments were solely related to contracts signed with vendors for research and development by the Group and are expected to be paid in one year.

Contingency — In the ordinary course of business, the Group may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Group records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. There was a dispute with a previous landlord in 2021, however, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain. As a result, no reasonable estimate of loss can be made as of March 31, 2023.

11.Concentration Risk

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of March 31, 2023 and December 31, 2022, the cash and cash equivalents are deposited within federally insured banks, which are typically below the insured limits.

Concentration of Customers

For the three months ended March 31, 2023, there were two customers representing 13.4% and 11.5% of total net revenues, respectively. For the three months ended March 31, 2022, there were two customers representing 29.5% and 28.3% of total net revenues, respectively. For the three months ended March 31, 2023, there was one vendor representing 10.4% of total purchase. For the three months ended March 31, 2022, there was one vendor representing 32.4% of total purchase. As of March 31, 2023, there were two customers representing 10.4% and 10.3% of total accounts receivable, respectively.

12.Subsequent Events

Additional financing through the existing SEPA equity line

On April 24, 2023, the Group sold to YA II PN, LTD 110,000 shares of common stock pursuant to the SEPA (Note 7) and received $72 in net proceeds from the sale.

The Group has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated financial statements; readers should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in Form 10-K annual report filed on March 31, 2023.

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

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments like, transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding / incentives driving adoption of electric medium duty vehicles include:

●	the California Hybrid and Zero- Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state;
●	the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle;

●	funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states.
●	Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

	Three Months Ended
In thousands	March 31, 2023	March 31, 2022
Condensed Consolidated Statements of Operations
Net revenues	$1,781	$671
Cost of revenues	1,608	551
Gross profit	173	120
Operating expenses:
Selling, general and administrative	3,846	3,023
Operating loss	(3,673)	(2,903)

Other income (expense):
Interest income (expense), net	1	(2)
Gain on sales-type leases	99	—
Others	795	585
Total other income, net	895	583
Loss before income taxes	(2,778)	(2,320)
Income tax provision	—	(2)
Net loss	$(2,778)	$(2,322)

Net loss per share of common stock:
Basic and Diluted	$(0.13)	$(0.13)
Weighted average common stocks outstanding	20,823,622	17,500,000

Net Revenues

For the three months ended March 31, 2023 and 2022, our revenues were $1.8 million and $0.7 million, respectively. Our total revenue increased by $1.1 million, or 165.4%, primarily driven by an increase in EV delivery to five units during the three months ended March 31, 2023 compared to two units during the three month ended March 31, 2022, as a result of easing supply chain constraints and certain software related issues being resolved.

For the three months ended March 31, 2023 and 2022, our revenue breakdown by major categories for relevant periods is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022

In Thousands
Sales of EVs	$1,151	$388
Lease of EVs	90	138
Sales of Forklifts	214	—
Others	326	145
	$1,781	$671

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

For the three months ended March 31, 2023 and 2022, our costs of revenues were $1.6 million and $0.6 million, respectively. The 191.8% increase in cost of revenues was primarily driven by the increase in revenue.

Gross Margin

Gross profit is defined as revenues minus cost of revenues. Gross margin, stated as a percentage, is defined as gross profit divided by revenues.

For the three months ended March 31, 2023 and 2022, our combined gross margin was 9.7% and 17.9%, respectively. This is primarily attributable to lower margins for forklift sales and others increased fixed costs, partially offset by higher margins for EV sales and EV leasing.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses.

Our selling, general and administrative expenses consist primarily of salaries, research and development, professional service fees, rent expense, and office supplies expenses.

For the three months ended March 31, 2023 and 2022, our operating expenses were $3.8 million and $3.0 million, respectively. The increase in operating expenses was mainly due to increases in payroll and research and development expenses.

Other Income, net

Other income, net includes interest expense, gain on sales-type leases and other income.

Our other income for the three months ended March 31, 2023, was $0.9 million, primarily due to refund of employee retention credit (“ERC”) from IRS.

Our other income for the three months ended March 31, 2022, was $0.6 million, primarily due to recognition of a forgiven PPP loan.

Net Loss

As a result of the above factors, the net loss for the three months ended March 31, 2023 and 2022, was $2.8 million and $2.3 million, respectively.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies” to our consolidated financial statements in our Form 10-K filed on March 31, 2023 for a description of recently issued or adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

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

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”), which requires entities to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers (“ASC 606”). The update will generally result in an entity recognizing contract assets and contract liabilities at amounts consistent with those recorded by the acquiree immediately before the acquisition date rather than at fair value. ASU 2021-08 is effective on a prospective basis for fiscal years beginning after December 15, 2022, with early adoption permitted. The Group adopted ASU 2021-08 effective January 1, 2023 and apply the guidance to subsequent acquisitions. The adoption of ASU 2021-08 will only impact the accounting for the Group’s future acquisitions.

The Group does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Liquidity and Capital Resources

As of March 31, 2023 and December 31, 2022, we had cash, cash equivalents and non-current restricted cash of $0.4 million and $0.4 million, respectively. As of March 31, 2023, we had restricted cash of $0.3 million deposited in an escrow account. We have incurred a net loss of $2.8 million during the three months ended March 31, 2023, and the net cash used in operating activities was $1.1 million. As of March 31, 2023, we had accumulated deficit of $31.3 million. These factors raise substantial doubt as to our ability to continue as a going concern. We plan to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level. Such measures include: 1) align capacity with demand and prioritize production for high margin products in our order backlog; 2) expand and strengthen strategic partnership to outsource a significant portion of design and engineering work for next generation product to third party vendors and suppliers to control overall development costs; 3) negotiate better payment terms with customers and for some of the new orders, require down payments; 4) implement comprehensive budget control and reduce operating expenses; and 5) calibrate capital allocation to manage liquidity and drive near-term goals without compromising long-term growth; 6) continue to proactively implement a robust capital market strategy to provide financing for our operations through proceeds from public or private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs. There is no assurance that the plans will be successfully implemented. If we fail to achieve these goals, we may need additional financing to execute our business plan, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our gross profit margin and reducing operating losses, we may be unable to implement our current plans for expansion, or respond to competitive pressures, any of which would have a material adverse effect on our business, financial condition and results of operations and may materially adversely affect our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

A summary of the cash flow activities is as follows:

	Three Months Ended	Three Months Ended
In thousands	March 31, 2023	March 31, 2022
Net cash used in operating activities:	$(1,086)	$(2,692)
Net cash used in investing activities	(71)	—
Net cash generated from financing activities	1,151	75
Net decrease in cash, cash equivalents and restricted cash	(6)	(2,617)

Operating Activities

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2023, primarily as a result of (i) a net loss of $2.8 million, adjusted by non-cash items of depreciation and amortization of $0.4 million and amortization of right of use of assets of $0.3 million, partially offset by (ii) a decrease in inventories of $0.8 million, (iii) a decrease in prepaid expenses and other assets of $0.2 million.

Net cash used in operating activities was $2.7 million for the three months ended March 31, 2022, primarily as a result of (i)  a net  loss of $2.3 million, adjusted by non-cash items of depreciation and amortization of $0.4 million and forgiveness of PPP loan of $0.6 million, (ii) an increase in inventories of $0.4 million, (iii) an increase in prepared and other current asset of 0.3 million, partially offset by (iv) a decrease in account receivable $0.3 million, and (v) an increase in account payable of $0.4 million .

Investing Activities

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2023.

No cash used in investing activities for the three months ended March 31, 2022.

Financing Activities

Net cash generated from financing activities was $1.2 million for the three months ended March 31, 2023, primarily as a result of net proceeds from tapping the SEPA (see Note 7).

Net cash generated from financing activities was $0.1 million for three months ended March 31, 2022, primarily as a result of intercompany borrowing from the controlling shareholder, SPI Energy Inc.

Capital Expenditures

We incurred capital expenditures of $0.1 million for the three months ended March 31, 2023.

No capital expenditures for the three months ended March 31, 2022.

Trend information

Our operating results substantially depend on revenues derived from our sales and leasing of EVs. Other than as disclosed elsewhere in this prospectus, the following trends, uncertainties, demands, commitments, or events for 2023 are reasonably likely to have a material effect on our net revenues, income, profitability, liquidity or capital resources, or that would cause reported consolidated financial information not necessarily to be indicative of future operating results or financial conditions:

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
●	Supply-chain challenges. We have experienced significant delivery delays from our suppliers from beginning of the COVID-19 pandemic through most of 2022. In addition, we often do not get informed of delivery delays until or after the expected delivery dates and have, at times, also experienced deliveries in advance of expected delivery dates without prior notice (for orders that were previously delayed), which does not allow for adequate planning. We have also experienced shortages of chassis and other components. As a result of these planning challenges, we have increased our inventory of raw materials and critical components, such as chassis, batteries or motors, and added new suppliers to optimize cost, minimize supply chain issues and prepare for an increase in future production. However, adding new suppliers, especially for chassis, increases requirements for working capital and places us at the mercy of price volatility. We expect supply chain challenges will continue for the foreseeable future.
●	Inflation and interest rates. We are experiencing cost increases due to inflation resulting from various supply chain disruptions and other disruptions caused by the general global economic conditions. The cost of raw materials, manufacturing equipment, labor and shipping and transportation has increased considerably. We expect higher than recent years’ levels of inflation to persist for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, we could experience an adverse impact to our business, prospects, financial condition, results of operations and cash flows. Interest rates have also increased considerably. The increase in inflation and interest rates impacts the demand for our EVs, as customers may delay purchasing and/or have difficulty financing their purchases.

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

For more information on our contractual obligations, commitments and contingencies, see Note 10 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2022, we identified following material weaknesses, in the design or operation of internal controls.

(1)Failure to maintain an effective control environment of internal control over financial reporting;

(2)

Failure to develop an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including business, operational, and fraud risks;

(3)Ineffective monitoring activities to assess the operation of internal control over financial reporting;

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarters of 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we are involved in various legal proceedings arising in the normal course of business. While we cannot predict the occurrence or outcome of these proceedings with certainty, we do not believe that an adverse result in any pending legal proceeding, individually or in aggregate, would be material to our financial condition.

For more information on our legal proceedings, see Note 10 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Item 1A. Risk Factors

Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our annual report for the fiscal year ended December 31, 2022, on Form 10-K (“2022 Form 10-K”) filed with the SEC on March 31, 2023. There have been no material changes to the disclosures relating to this item from those set forth in our 2022 Form 10-K.

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

Date: May 15, 2023