Form 10-Q
period 2023-06-30
PHOENIX MOTOR INC.
filed 2023-08-14
CIK 1879848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant had 21,291,924 shares of common stock outstanding on August 14, 2023.

PHOENIX MOTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$382	$139
Accounts receivable, net	1,771	1,510
Inventories	2,190	4,560
Prepaid expenses and other current assets	1,041	1,344
Restricted cash, current	250	—
Amount due from a related party	75	168
Total current assets	5,709	7,721
Restricted cash, noncurrent	—	250
Property and equipment, net	2,775	2,492
Security deposit	208	208
Right-of-use assets	3,423	3,797
Net investment in leases	217	—
Intangible assets, net	1,394	1,704
Goodwill	4,271	4,271
Total assets	$17,997	$20,443

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,031	$1,359
Accrued liabilities	648	650
Advance from customers	1,650	1,230
Deferred income	486	503
Warranty reserve	302	325
Derivative liability	294	—
Lease liabilities - current portion	761	719
Long-term borrowing, current portion	3	3
Total current liabilities	6,175	4,789
Lease liabilities - non-current portion	2,809	3,225
Convertible notes	1,170	—
Long-term borrowings	143	147
Total liabilities	10,297	8,161

Commitments and contingencies (Note 11)

Equity:
Common stock, par $0.0004, 450,000,000 shares authorized, 21,291,924 and 20,277,046 shares issued and outstanding as of June 30, 2023, and December 31, 2022, respectively	8	8
Additional paid-in capital	42,209	40,836
Accumulated deficit	(34,517)	(28,562)
Total stockholders’ equity	7,700	12,282
Total liabilities and stockholders’ equity	$17,997	$20,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues	$1,158	$1,499	$2,939	$2,170
Cost of revenues	1,219	1,174	2,827	1,725
Gross profit (loss)	(61)	325	112	445
Operating expenses:
Selling, general and administrative	3,100	2,290	6,946	5,313
Operating loss	(3,161)	(1,965)	(6,834)	(4,868)

Other income (expense):
Interest (expense) income, net	(2)	(2)	(1)	(4)
Gain on sales-type leases			99
Others	8	54	803	639
Total other income, net	6	52	901	635
Loss before income taxes	(3,155)	(1,913)	(5,933)	(4,233)
Income tax provision	(22)	(12)	(22)	(14)
Net loss	$(3,177)	$(1,925)	$(5,955)	$(4,247)

Net loss per share of common stock:
Basic and diluted	$(0.15)	$(0.11)	$(0.28)	(0.24)
Weighted average shares outstanding*	21,261,704	17,984,615	21,038,874	17,740,984

* The shares are presented on a retrospective basis to reflect the Company’s stock split (Note 7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)

				Additional		Total
	Common Stock		Subscription	Paid-In	Accumulated	Stockholders’
	Shares*	Amount	Receivable	Capital	Deficit	Equity
Balance as of January 1, 2022	17,500,000	$7	$(7)	$26,085	$(15,857)	$10,228
Net loss	—	—	—	—	(2,322)	(2,322)
Stock-based compensation	—	—	—	63	—	63
Balance as of March 31, 2022	17,500,000	$7	$(7)	$26,148	$(18,179)	$7,969
Net loss	—	—	—	—	(1,925)	(1,925)
Stock-based compensation	—	—	—	52	—	52
Receipt of subscription receivable	—	—	7	—	—	7
Issuance of common stock in the initial public offering (“IPO”)	2,100,000	1	—	13,437	—	13,438
Balance as of June 30, 2022	19,600,000	$8	$—	$39,637	$(20,104)	$19,541

Balance as of January 1, 2023	20,277,046	$8	$—	$40,836	$(28,562)	$12,282
Net loss	—	—	—	—	(2,778)	(2,778)
Stock-based compensation	—	—	—	109	—	109
Issuance of common stock per standby equity purchase agreements	904,878	—	—	1,154	—	1,154
Balance as of March 31, 2023	21,181,924	8	—	42,099	(31,340)	10,767
Net loss	—	—	—	—	(3,177)	(3,177)
Stock-based compensation	—	—	—	37	—	37
Issuance of common stock per standby equity purchase agreements	110,000	—	—	73	—	73
Balance as of June 30, 2023	21,291,924	8	—	42,209	(34,517)	7,700

* The shares are presented on a retrospective basis to reflect the Company’s stock split (Note 7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Month ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	(5,955)	(4,247)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	843	855
Gain on sales-type leases	(99)	—
Gain on disposal of fixed assets	—	(54)
Provision for doubtful accounts	10	—
Write-down of inventories	98	—
Forgiveness of PPP loan	—	(586)
Stock-based compensation expenses	146	115
Warranty reserve	(23)	(20)
Amortization of ROU	491	—
Changes in operating assets and liabilities:
Accounts receivable	(271)	(49)
Inventories	2,002	(1,607)
Prepaid expenses and other assets	405	(3,213)
Accounts payable	672	567
Accrued liabilities	(2)	101
Deferred revenue	(17)	(227)
Advance from customer	420	(9)
Lease liability	(491)	—
Amount due from related party	93	—
Net cash used in operating activities	(1,678)	(8,374)

Cash flows from investing activities:
Purchase of property and equipment	(766)	(8)
Proceeds from disposal of fixed assets	—	273
Loan lent to a related party	(400)	—
Proceeds from repayment from a related party	400	—
Net cash (used in) provided by investing activities	(766)	265

Cash flows from financing activities:
Repayment of borrowings	(4)	(5)
Proceeds from a related party	—	1,676
Repayment to a related party	—	(1,676)
Proceeds from IPO	—	13,438
Proceeds from capital injection by a shareholder	—	7
Proceeds from convertible notes	1,464	—
Proceeds received from standby equity purchase agreement	1,227	—
Net cash generated from financing activities	2,687	13,440

Increase in cash, cash equivalents and restricted cash	243	5,331
Cash, cash equivalents and restricted cash at beginning of the period	389	2,683
Cash, cash equivalents and restricted cash at end of the period	632	8,014

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	382	7,764
Restricted cash	250	250
Total cash, cash equivalents, and restricted cash	632	8,014

Supplemental cash flow information:
Income tax paid	—	3
Non-cash investing activities:
Inventories transferred to property and equipment	270	36
Derivative liability recorded as debt discount	294	—

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

During the six months ended June 30, 2023, the Group sold to YA II PN, LTD 1,014,878 shares of common stock in total as the Group continued to draw down under the SEPA and received $1,227 in net proceeds from the sales.

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

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the quarterly periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Group’s consolidated financial statements for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results for the full years or any future periods.

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

Disaggregation of revenues

The Group disaggregates its revenue by four primary categories: sales of EVs, lease of EVs, sales of forklifts and others.

The following is a summary of the Group’s disaggregated revenues:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(Unaudited)
Sales of EVs	$717	$400	$1,868	$788
Lease of EVs	125	137	215	275
Sales of Forklifts	57	741	270	741
Others	259	221	586	366
	$1,158	$1,499	$2,939	$2,170

A contract liability is the Group’s obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer. The Group records contract liabilities as advance from customers. As of June 30, 2023 and December 31, 2022, the balances of contract liabilities were $1,650 and $1,230, respectively.

(c)Leases

Lessor Accounting

During the six months ended June 30, 2023, the Group amended agreements with the customers related to the leased EVs to renew the lease term. Since there was no grant of additional right-of-use assets, the Group did not account for the modified lease agreements as new leases but accounted for the original lease and the modified lease agreements as a combined lease. The Group reviewed the combined lease agreements and considered that (i) the lease term represents for the major part (greater than 75%) of the economic life of the underlying equipment; and (ii) the present value of the sum of lease payments and any residual value guaranteed by the lessee that has not already been included in lease payments equals or exceeds substantially (greater than 90%) all of the fair value of the underlying asset.

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

The net investment in leases was $295 as of June 30, 2023. During the six months ended June 30, 2023, gain on sales-type leases was $99.

Annual minimum undiscounted lease payments under the Group’s sales-type leases were as follows as of June 30, 2023:

Sales-type
In Thousands	(Unaudited)
Remainder of 2023	74
Years Ending December 31,
2024	43
2025	43
2026	11
2027	—
2028 and thereafter	—
Total lease receipt payments	171
Less: Imputed interest	(14)
Total lease receivables (1)	157
Unguaranteed residual assets	138
Net investment in leases	295

(1) Current portion of $78 of total lease receivables was included in prepaid and other current assets on the balance sheet.

3.Going Concern

The Group had recurring losses from operations. The Group has incurred a net loss of $5,955 during the six months ended June 30, 2023, and the cash flow used in operating activities was $1,678. The working capital deficit is $466 as of June 30, 2023. The Group has incurred significant losses, negative cash flow from operating activities and negative working capital and needs to raise additional funds to sustain its operations. These factors raise substantial doubt as to the Group's ability to continue as a going concern.

For the next 12 months from the issuance date of the condensed consolidated quarterly financial statements, the Group plans to continue pursuing strategies to improve liquidity and raise additional funds while implementing various measures to cut costs. Such strategies and measures include: 1) reduce workforce and reduce overall SG&A and operating expenses to right-size cost structures; 2) expand and strengthen strategic partnership to outsource a significant portion of design and engineering work for next generation product to third party vendors and suppliers to control overall development costs; 3) implement working capital initiatives and negotiate better payment terms with customers and for some of the new orders, require down payments; 4) implement cash saving initiatives and tighter cash control, and calibrate capital allocation to manage liquidity; 5) continue to proactively implement a robust capital market strategy to provide financing for the Group’s operations through proceeds from public or private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs.

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

4.Accounts Receivable, Net

The accounts receivable, net as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
	(unaudited)
Accounts receivable, customers	$1,106	870
Accounts receivable, governmental incentive	675	675
Less: Allowance for doubtful accounts	(10)	(35)
Accounts receivable, net	$1,771	$1,510

For the six months ended June 30, 2023, the Group wrote off bad debt provision of $35 that was previously recorded and recognized bad debt provision of $10. There was no bad debt provision recorded for the six months ended June 30, 2022.

5.Inventories

Inventories as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30,	December 31,
	2023	2022
	(unaudited)
Raw materials	$1,346	$2,251
Work in process	—	979
Finished goods	844	1,330
Total inventories	$2,190	$4,560

During the six months ended June 30, 2023, $98 of inventories were written down to reflect the lower of cost or net realizable value. During the six months ended June 30, 2022, no inventories were written down to reflect the lower of cost or net realizable value.

6.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2023 and December 31, 2022 consist of the following:

	June 30,	December 31,
	2023	2022
	(unaudited)
Prepaid expenses	$771	$947
Prepaid insurance	82	234
Vendor deposits	114	135
Others	74	28
Total prepaid and other current assets	$1,041	$1,344

Prepaid expenses as of June 30, 2023 consisted of $763 prepayment for research and development.

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

On November 22, 2022, the Group entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited partnership (the “Investor”) to sell up to $10,000 of the Company’s shares of common stock from time to time, subject to certain limitations and conditions set forth in the SEPA. Although the SEPA provides that the Company may sell up to an aggregate of $10,000 of common stock to Investor, only 4,035,086 shares of the Company’s common stock, including the aggregate amount of 61,421 Commitment Shares issued to Investor, have been registered. If the Company elect to sell to the Investor all of the 4,035,086 registered shares of common stock, depending on the market price of the Company’s common stock prior to each draw-down made pursuant to the SEPA, the actual gross proceeds from the sale of all such shares may be substantially less than the $10,000 available to the Company, which could materially adversely affect the Company’s liquidity. The selling price is 93% of the market price as defined in the agreement. The Group paid YA Global II SPV, LLC, a subsidiary of the Investor, a structuring fee in the amount of $20 and also issued to the Investor common shares in an amount equal to $100 as a commitment fee. On December 21, 2022, the Group elected to draw down under the SEPA and sold to the Investor 30,000 shares of common stock, resulting in the receipt of $30 in net proceeds from the sale. During the six months ended June 30, 2023, the Group continued to draw down amounts under the SEPA, which resulted in the sale to the Investor 1,014,878 shares of common stock and  the receipt of $1,227 in net proceeds from the sale.

8.Stock-based Compensation

During the six months ended June 30, 2023 and 2022, the stock-based compensation expense was $146 and $115, respectively.

During the three months ended June 30, 2023 and 2022, the stock-based compensation expense was $37 and $52, respectively.

There were no changes to the contractual life of any fully vested options during the six months ended June 30, 2023 and 2022. As of June 30, 2023, unrecognized share-based compensation expenses related to the share options granted were $652. The expenses are expected to be recognized over a weighted-average period of 2.59 years.

9.Related Party Transactions

During the six months ended June 30, 2023, the Group made a loan of $400 to its ultimate parent company, SPI Energy Co., Ltd. (“SPI”). The loan is due on demand and bears no interest. The loan was paid off by SPI during the same period.

During the six months ended June 30, 2023, the Group collected $93 from Solar Juice Technology Inc., a subsidiary of SPI, for sales of electronic forklift made during 2022.

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

As of June 30, 2023 and December 31, 2022, the amount due from a related party is $75 and $168, respectively.

10.Convertible Note Payable

On June 23, 2023, Phoenix Motor Inc., a Delaware corporation (the “Group”), entered into a Securities Purchase Agreement (the “SPA”) with certain investors named therein (the “Investors”), to issue and sell, subject to the satisfaction of certain closing conditions, up to $5.1 million aggregate principal amount of the Company’s unsecured senior convertible promissory notes (the “Notes”). The Notes are subject to an original issue discount of 8.5%, and each Note matures on the date that is 18 months after the date of issuance at each applicable closing. The Notes accrue interest at the Prime Rate (as defined in the Notes) plus 4.75% per annum in cash, or the Prime Rate plus 7.75% per annum if interest is paid in shares of Common Stock. The Company may, from time to time, prepay the principal amount owing under the Notes, subject to a 30% prepayment premium, so long as the Company provides at least 30 business days’ prior written notice to the holder of such prepayment.

The Notes are convertible into shares of common stock of the Company, at a conversion price equal to the greater of (x) $0.60 (the “Floor Price”) and (y) 87.5% of the lowest daily VWAP (as defined in the SPA) in the seven (7) trading days prior to the applicable conversion date (the “Variable Price”), subject to certain adjustments including full ratchet anti-dilution price protection, as set forth in the Notes. Notwithstanding the foregoing, automatically following an Event of Default (as defined in the Notes), without the requirement of the holder to provide notice to the Company, and subject to the provisions relating to the Nasdaq 19.99% Cap, the conversion price is equal to the lesser of the (x) Floor Price and (y) the Variable Price. In respect of any conversion where the Variable Price is less than the Floor Price (the “Alternative Conversion”), the Company will pay to the holder either in cash, or subject to the Nasdaq 19.99% Cap, in shares of Common Stock equal to such conversion amount or interests, divided by the applicable Variable Price.

The Group determines that the conversion feature where the conversion price is 87.5% of the lowest daily VWAP is in substance a put option (redemption feature) as the number of shares received is determined by dividing part of the instruments’ outstanding principal and accrued interest balance by a specified discount to the fair value of the Company’s common stock. The Alternative Conversion is in substance of redemption feature as it is either required to be settled by cash or convert into the Variable Price. Thus, the Group determines that these redemption features embedded within the Notes meet the definition of embedded derivatives and the Group estimates a fair value of the derivative liability using the Monte Carlo Simulation Model at the date of issuance. As the fair value of the derivative liability is less than the face value of the convertible debt, the fair value of the derivative liability is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt.

During the six months ended June 30, 2023, the Company sold $1,600 under the unsecured senior convertible promissory notes, with an original issue discount of $136 and $294 debt discount recorded as derivative liability. As of June 30, 2023, the carrying amount of the convertible note is $1,170, net of unamortized debt discount of $430.

11.Commitments and Contingencies

Commitments — As of June 30, 2023, the Group had other commitments of approximately $1,596. These commitments were solely related to contracts signed with vendors for research and development by the Group and are expected to be paid in one year.

Contingency — In the ordinary course of business, the Group may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Group records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. There was a dispute with a previous landlord in 2021, however, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain. As a result, no reasonable estimate of loss can be made as of June 30, 2023.

12.Concentration Risk

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of June 30, 2023 and December 31, 2022, the cash and cash equivalents are deposited within federally insured banks, which are typically below the insured limits.

Concentration of Customers

For the six months ended June 30, 2023, there was no customer representing 10% or more of total net revenues. For the six months ended June 30, 2022, there were three customers representing 29%, 18% and 10% of total net revenues, respectively.

For the six months ended June 30, 2023, there was one vendor representing 17% of total purchases. For the six months ended June 30, 2022, there were three vendors representing 14%, 13%, and 11% of total purchase, respectively.

13.Subsequent Events

The Group has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements, there were no subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.

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

Principal Factors Affecting Our Results of Operations

We believe that the following factors have had, and we expect that they will continue to have, a significant effect on the development of our business, financial condition, and results of operations.

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

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments like, transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding / incentives driving adoption of electric medium duty vehicles include:

●	the California Hybrid and Zero- Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state;
●	the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle;

●	funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states.
●	Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues	$1,158	$1,499	$2,939	$2,170
Cost of revenues	1,219	1,174	2,827	1,725
Gross profit (loss)	(61)	325	112	445
Operating expenses:
Selling, general and administrative	3,100	2,290	6,946	5,313
Operating loss	(3,161)	(1,965)	(6,834)	(4,868)

Other income (expense):
Interest (expense) income, net	(2)	(2)	(1)	(4)
Gain on sales-type leases			99
Others	8	54	803	639
Total other income, net	6	52	901	635
Loss before income taxes	(3,155)	(1,913)	(5,933)	(4,233)
Income tax provision	(22)	(12)	(22)	(14)
Net loss	$(3,177)	$(1,925)	$(5,955)	$(4,247)

Net loss per share of common stock:
Basic and diluted	$(0.15)	$(0.11)	$(0.28)	(0.24)
Weighted average shares outstanding	21,261,704	17,984,615	21,037,874	17,740,984

Net Revenues

For the three months ended June 30, 2023 and 2022, our revenues were $1.2 million and $1.5 million, respectively. Our total revenue decreased by $0.3 million, or 23%, primarily due to a decrease in forklift sales, partially offset by an increase in EV sale, during the three months ended June 30, 2023 compared to the three month ended June 30, 2022.

For the six months ended June 30, 2023 and 2022, our revenues were $2.9 million and $2.2 million, respectively. Our total revenue increased by $0.7 million, or 35%, primarily driven by an increase in EV delivery to ten units during the six months ended June 30, 2023 compared to two units during the six month ended June 30, 2022, as a result of easing supply chain constraints and certain software related issues being resolved.

For the three and six months ended June 30, 2023 and 2022, our revenue breakdown by major categories for relevant periods is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

	(Unaudited)
Sales of EVs	$717	$400	$1,868	$788
Lease of EVs	125	137	215	275
Sales of Forklifts	57	741	270	741
Others	259	221	586	366
	$1,158	$1,499	$2,939	$2,170

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

For the three months ended June 30, 2023 and 2022, our costs of revenues were $1.2 million and $1.2 million, respectively.

For the six months ended June 30, 2023 and 2022, our costs of revenues were $2.8 million and $1.7 million, respectively. The 64% increase in cost of revenues was primarily driven by the increase in revenue and other fixed costs.

Gross Margin

Gross profit is defined as revenues minus cost of revenues. Gross margin, stated as a percentage, is defined as gross profit divided by revenues.

For the three months ended June 30, 2023 and 2022, our combined gross margin was (5.0) % and 22%, respectively. This is primarily attributable to lower margins for forklift sales and others increased fixed costs.

For the six months ended June 30, 2023 and 2022, our combined gross margin was 4% and 21%, respectively. This is primarily attributable to higher service-related costs and others increased fixed costs.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses.

Our selling, general and administrative expenses consist primarily of salaries, research and development, professional service fees, rent expense, and office supplies expenses.

For the three months ended June 30, 2023 and 2022, our operating expenses were $3.1 million and $2.3 million, respectively. The increase in operating expenses was mainly due to increases in research and development expenses.

For the six months ended June 30, 2023 and 2022, our operating expenses were $6.9 million and $5.3 million, respectively. The increase in operating expenses was mainly due to increases in research and development expenses.

Other Income, net

Other income, net includes interest expense, gain on sales-type leases and other income.

Our other income for the six months ended June 30, 2023, was $0.9 million, primarily due to refund of employee retention credit (“ERC”) from IRS.

Our other income for the six months ended June 30, 2022, was $0.6 million, primarily due to recognition of a forgiven PPP loan.

Net Loss

As a result of the above factors, the net loss for the three months ended June 30, 2023 and 2022, was $3.2 million and $1.9 million, respectively. The net loss for the six months ended June 30, 2023 and 2022, was $6.0 million and $4.2 million, respectively.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies” to our consolidated financial statements in our Form 10-K filed on March 30, 2023 for a description of recently issued or adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

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

Liquidity and Capital Resources

As of June 30, 2023, we had cash and cash equivalents and restricted cash of $0.6 million. As of June 30, 2023, we had restricted cash of $0.3 million deposited in an escrow account. We have incurred a net loss of $6.0 million during the six months ended June 30, 2023, and the net cash used in operating activities was $1.7 million. As of June 30, 2023, we had accumulated deficit of $34.5 million, and working capital deficit of $466 thousand. These factors raise substantial doubt as to our ability to continue as a going concern. We plan to continue pursuing strategies to improve liquidity and raise additional funds while implementing various measures to cut costs. Such strategies and measures include: 1) reduce workforce and reduce overall SG&A and operating expenses to right-size cost structures; 2) expand and strengthen strategic partnership to outsource a significant portion of design and engineering work for next generation product to third party vendors and suppliers to control overall development costs; 3) implement working capital initiatives and negotiate better payment terms with customers and for some of the new orders, require down payments; 4) implement cash saving initiatives and tighter cash control, and calibrate capital allocation to manage liquidity; 5) continue to proactively implement a robust capital market strategy to provide financing for our operations through proceeds from public or private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs. There is no assurance that the plans will be successfully implemented. If we fail to achieve these goals, we may need additional financing to execute our business plan, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our gross profit margin and reducing operating losses, we may be unable to implement our current plans for expansion, or respond to competitive pressures, any of which would have a material adverse effect on our business, financial condition and results of operations and may materially adversely affect our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

A summary of the cash flow activities is as follows:

	Six Months Ended	Six Months Ended
In thousands	June 30, 2023	June 30, 2022
Net cash used in operating activities:	$(1,678)	$(8,374)
Net cash (used in) provided by investing activities	(766)	265
Net cash generated from financing activities	2,687	13,440
Net increase in cash, cash equivalents and restricted cash	243	5,331

Operating Activities

Net cash used in operating activities was $1.7 million for the six months ended June 30, 2023, primarily as a result of (i) a net loss of $6.0 million, adjusted by non-cash items of depreciation and amortization of $0.8 million and amortization of right of use of assets of $0.5 million, partially offset by (ii) a decrease in inventories of $2 million, (iii) a decrease in prepaid expenses and other assets of $0.4 million, (iv) an increase in account payable of $0.7 million

Net cash used in operating activities was $8.4 million for the six months ended June 30, 2022, primarily due to a net operating loss of $4.2 million, an increase in prepaid expenses and other assets of $3.2 million, an increase in inventory of $1.6 million, forgiveness of PPP loan of $0.6 million, and a decrease in deferred revenue of $0.2 million, partially offset by an increase in accounts payable of $0.6 million and depreciation and amortization of $0.9 million.

Investing Activities

Net cash used in investing activities was $0.8 million for the six months ended June 30, 2023.

Net cash generated from investing activities was $0.3 million for six months ended June 30, 2022, primarily as a result of disposal of fixed assets.

Financing Activities

Net cash generated from financing activities was $2.7 million for the three months ended June 30, 2023, primarily as a result of net proceeds from tapping the SEPA and convertible notes (see Note 7).

Net cash generated from financing activities was $13.4 million for the six months ended June 30, 2022, primarily as a result of net IPO proceeds.

Capital Expenditures

We incurred capital expenditures of $0.8 million and $0.01 million for the six months ended June 30, 2023 and 2022, respectively. These capital commitments were mainly related to a contract signed for show car model development. We expect to finance the projects using cash from our operations, proceeds from equity offerings, bank borrowings as well as other third-party financing options.

Trend information

Our operating results substantially depend on revenues derived from our sales and leasing of EVs. Other than as disclosed elsewhere in this prospectus, the following trends, uncertainties, demands, commitments, or events for 2023 are reasonably likely to have a material effect on our net revenues, income, profitability, liquidity or capital resources, or that would cause reported consolidated financial information not necessarily to be indicative of future operating results or financial conditions:

●	Inflation Reduction Act. The Inflation Reduction Act of 2022, or IRA, was signed into law on August 16, 2022. The $370 billion allocated to climate and clean energy investments dramatically expands tax credits and incentives to deploy more clean vehicles, including commercial vehicles, while supporting a domestic EV supply chain and charging infrastructure buildout. IRA transportation sector provisions will accelerate the shift to zero-emission vehicles (ZEVs) by combining consumer and manufacturing policies. The IRA extends the existing tax credit for electric vehicles and establishes a new tax credit for used electric vehicles, as well as establishes a new tax credit for commercial ZEVs. Under the IRA, commercial ZEVs will be eligible for a federal tax credit of up to the lesser of 30% of the sales price or the incremental cost of a comparable ICE-engine vehicle, capped at $7,500 for vehicles under 14,000 pounds and $40,000 for all others. In addition, governmental entities may also be eligible to claim these credits. Vehicles’ final assembly must be in North America to be eligible for the federal tax credit, but commercial vehicles are exempt from the battery or mineral sourcing requirements that apply to consumer electric vehicles. The federal tax credit on charging equipment has been extended through 2032. For commercial uses, the tax credit is 6% with a maximum credit of $100,000 per unit. The equipment must be placed in a low-income community or non-urban area. The IRS has yet to release further guidance on specific aspects of the aforementioned credits. The announcement of the IRA and the delay in receiving IRS guidance as to the roll-out of the new tax credits has reduced the number of customer orders during the fourth quarter of 2022 and the first quarter of 2023, as many existing or potential customers are waiting to place orders until they are certain of the amount of tax credits available per ZEV. In addition, many customers are evaluating the size and type of ZEV they intend to purchase because the amount of the tax credit depends on the weight of the vehicle, among other factors. Furthermore, other government programs, such as the FTA's Low- and No-Emission Vehicle Program or certain state programs, recently announced new funding and are in the process of making these funds available for eligible purchases. Until these processes are established, we believe customer orders may be delayed.
●	Supply-chain challenges. From the beginning of the COVID-19 pandemic, we started to experience chassis and raw material shortages from suppliers. The challenge continues with the current development of our new generation electric vehicles. We need to source new components from various vendors which lead to longer lead times. In addition, because of the generation advancement, large capital spending is necessary to fund the project. Lack of cash flow on hand will also trigger the supply-chain challenges. As a result of these challenges, we have engaged with vendors to negotiate better terms and lower downpayment alternatives. We contracted with new suppliers to optimize costs, minimize supply chain issues, and prepare for an increase in future production. However, adding new suppliers, especially for chassis, increases requirements for working capital and places us at the mercy of price volatility. We expect supply chain challenges will continue for the foreseeable future.
●	Inflation and interest rates. We are experiencing cost increases due to inflation resulting from various supply chain disruptions and other disruptions caused by the general global economic conditions. The cost of raw materials, manufacturing equipment, labor and shipping and transportation has increased considerably. We expect higher than recent years’ levels of inflation to persist for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, we could experience an adverse impact to our business, prospects, financial condition, results of operations and cash flows. Interest rates have also increased considerably. The increase in inflation and interest rates impacts the demand for our EVs, as customers may delay purchasing and/or have difficulty financing their purchases.

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

For more information on our contractual obligations, commitments and contingencies, see Note 11 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

For more information on our legal proceedings, see Note 11 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report Form 10-Q.

Item 1A. Risk Factors

Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our annual report for the fiscal year ended December 31, 2022, on Form 10-K (“2022 Form 10-K”) filed with the SEC on March 31 2023. There have been no material changes to the disclosures relating to this item from those set forth in our 2022 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon senior securities

None.

Item 4. Mine safety disclosures

Not applicable.

Item 5. Other information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1

Securities Purchase Agreement, dated as of June 23, 2023, by and among Phoenix Motors Inc. and the investors named therein. (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2023)

10.2	Form of Note. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 27, 2023)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Phoenix Motor Inc.

By:	/s/ Xiaofeng Peng
Xiaofeng Peng
Chief Executive Officer (Principal executive officer)

By:	/s/W. Chris Wang
W. Chris Wang
Chief Financial Officer (Principal financial and accounting officer)

Date: August 14, 2023