Form 10-Q
period 2023-09-30
PHOENIX MOTOR INC.
filed 2023-11-14
CIK 1879848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant had 21,291,924 shares of common stock outstanding on November 14, 2023.

PHOENIX MOTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$186	$139
Accounts receivable, net	1,058	1,510
Inventories	2,038	4,560
Prepaid expenses and other current assets	676	1,344
Restricted cash, current	250	—
Amount due from a related party	132	168
Total current assets	4,340	7,721
Restricted cash, noncurrent	—	250
Property and equipment, net	2,243	2,492
Security deposit	208	208
Right-of-use assets	3,232	3,797
Net investment in leases	194	—
Intangible assets, net	1,240	1,704
Goodwill	4,271	4,271
Total assets	$15,728	$20,443

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,963	$1,359
Accrued liabilities	670	650
Advance from customers	2,116	1,230
Deferred income	480	503
Warranty reserve	295	325
Derivative liability	319	—
Amount due to a related party	60	—
Lease liabilities - current portion	783	719
Long-term borrowing, current portion	7	3
Total current liabilities	6,693	4,789
Lease liabilities - non-current portion	2,597	3,225
Convertible notes	1,247	—
Long-term borrowings	146	147
Total liabilities	10,683	8,161

Commitments and contingencies (Note 11)

Equity:
Common stock, par $0.0004, 450,000,000 shares authorized, 21,291,924 and 20,277,046 shares issued and outstanding as of September 30, 2023, and December 31, 2022, respectively	8	8
Additional paid-in capital	42,265	40,836
Accumulated deficit	(37,228)	(28,562)
Total stockholders’ equity	5,045	12,282
Total liabilities and stockholders’ equity	$15,728	$20,443

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues - third parties	$177	$306	$3,116	$2,476
Revenues - related parties	111	103	111	103
Total revenues	288	409	3,227	2,579
Cost of revenues	293	288	3,120	2,013
Gross (loss) profit	(5)	121	107	566
Operating expenses:
Selling, general and administrative	2,531	3,847	9,477	9,160
Operating loss	(2,536)	(3,726)	(9,370)	(8,594)

Other income (expense):
Interest expense, net	(117)	(2)	(118)	(6)
Gain on sales-type leases	—	—	99	—
Others	(58)	(202)	745	437
Total other (expense) income, net	(175)	(204)	726	431
Loss before income taxes	(2,711)	(3,930)	(8,644)	(8,163)
Income tax provision	—	—	(22)	(14)
Net loss	$(2,711)	$(3,930)	$(8,666)	$(8,177)

Net loss per share of common stock:
Basic and diluted	$(0.13)	$(0.20)	$(0.41)	(0.44)
Weighted average shares outstanding*	21,291,924	19,664,273	21,124,151	18,390,891

* The shares are presented on a retrospective basis to reflect the Company’s stock split (Note 7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)

				Additional		Total
	Common Stock		Subscription	Paid-In	Accumulated	Stockholders’
	Shares*	Amount	Receivable	Capital	Deficit	Equity
Balance as of January 1, 2022	17,500,000	$7	$(7)	$26,085	$(15,857)	$10,228
Net loss	—	—	—	—	(2,322)	(2,322)
Stock-based compensation	—	—	—	63	—	63
Balance as of March 31, 2022	17,500,000	$7	$(7)	$26,148	$(18,179)	$7,969
Net loss	—	—	—	—	(1,925)	(1,925)
Stock-based compensation	—	—	—	52	—	52
Receipt of subscription receivable	—	—	7	—	—	7
Issuance of common stock in the initial public offering (“IPO”)	2,100,000	1	—	13,437	—	13,438
Balance as of June 30, 2022	19,600,000	$8	$—	$39,637	$(20,104)	$19,541
Net loss					(3,930)	(3,930)
Exercise of stock options	80,625			138		138
Issuance of common stock for stock units award	505,000			793		793
Stock-based compensation			—	39		39
Balance as of September 30, 2022	20,185,625	$8	$—	$40,607	$(24,034)	$16,581

Balance as of January 1, 2023	20,277,046	$8	$—	$40,836	$(28,562)	$12,282
Net loss	—	—	—	—	(2,778)	(2,778)
Stock-based compensation	—	—	—	109	—	109
Issuance of common stock per standby equity purchase agreements	904,878	—	—	1,154	—	1,154
Balance as of March 31, 2023	21,181,924	8	—	42,099	(31,340)	10,767
Net loss	—	—	—	—	(3,177)	(3,177)
Stock-based compensation	—	—	—	37	—	37
Issuance of common stock per standby equity purchase agreements	110,000	—	—	73	—	73
Balance as of June 30, 2023	21,291,924	8	—	42,209	(34,517)	7,700
Net loss	—	—	—	—	(2,711)	(2,711)
Stock-based compensation				56		56
Balance as of September 30, 2023	21,291,924	8	—	42,265	(37,228)	5,045

* The shares are presented on a retrospective basis to reflect the Company’s stock split (Note 7)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Month ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	(8,666)	(8,177)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	897	1,305
Gain on sales-type leases	(99)	—
Loss on change in fair value of derivative liability	25	—
Loss (Gain) on disposal of fixed assets	59	(54)
Provision for doubtful accounts	10	—
Write-down of inventories	124	—
Forgiveness of PPP loan	—	(586)
Stock-based compensation expenses	202	947
Warranty reserve	(30)	(35)
Amortization of ROU	565	—
Amortization of debt discount from convertible note	251	—
Changes in operating assets and liabilities:
Accounts receivable	442	(221)
Inventories	1,901	(3,532)
Prepaid expenses and other assets	989	(3,145)
Accounts payable	604	(541)
Accrued liabilities	20	(185)
Deferred revenue	(23)	(237)
Advance from customer	886	321
Lease liability	(735)	—
Amount due from related party	36	(103)
Net cash used in operating activities	(2,542)	(14,243)

Cash flows from investing activities:
Purchase of property and equipment	(162)	(722)
Proceeds from disposal of fixed assets	—	273
Loan made to a related party	(400)	—
Proceeds from repayment from a related party	400	—
Net cash used in investing activities	(162)	(449)

Cash flows from financing activities:
Repayment of borrowings	—	(7)
Proceeds from a related party	541	1,676
Repayment to a related party	(481)	(1,676)
Proceeds from IPO	—	13,438
Proceeds from capital injection by a shareholder	—	7
Proceeds from convertible notes	1,464	—
Proceeds from exercise of employee stock options	—	138
Proceeds received from standby equity purchase agreement	1,227	—
Net cash generated from financing activities	2,751	13,576

Increase (Decrease) in cash, cash equivalents and restricted cash	47	(1,116)
Cash, cash equivalents and restricted cash at beginning of the period	389	2,683
Cash, cash equivalents and restricted cash at end of the period	436	1,567

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	186	1,317
Restricted cash	250	250
Total cash, cash equivalents, and restricted cash	436	1,567

Supplemental cash flow information:
Income tax paid	—	7
Interest paid	—	6
Non-cash investing activities:
Inventories transferred to property and equipment	497	75
Derivative liability recorded as debt discount	294	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US$ thousands except for shares and share prices)

1.Description of Business and Organization

Phoenix Motor Inc. (“Phoenix Motor” or the “Company”) and its subsidiaries (collectively, the “Group”) is engaged in design, assembly, and integration of electric drive systems for medium duty electric vehicles (“EVs”).

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

Phoenix Motor was incorporated in the state of Delaware in October 2020. EdisonFuture, Inc., a subsidiary of SPI Energy Co., Ltd (“SPI”), is the parent company of Phoenix Motor. On November 12, 2020, EdisonFuture, Inc. acquired 100% of the membership interests of PCL and PML. Simultaneously, EdisonFuture, Inc. effected the transfer of 100% of the membership interests of PCL and PML to Phoenix Motor.

On September 8, 2022, the Company sold 2,100,000 shares of its common stock in its IPO, at an offering price of $7.5 per share. The Company received net proceeds of $13,438 after deducting underwriting discounts and commissions.

On December 21, 2022, the Group sold to YA II PN, LTD 30,000 shares of common stock in a draw-down pursuant to a Standby Equity Purchase Agreement (“SEPA”) (Note 7) and received $30 in net proceeds from the sale.

During the nine months ended September 30, 2023, the Group sold to YA II PN, LTD a total of 1,014,878 shares of common stock as the Group continued to draw down under the SEPA and received $1,227 in net proceeds from the sales.

2.Summary of Significant Accounting Policies

(a)Basis of Presentation

The accompany unaudited condensed consolidated financial statements of the Group are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements do not include all the information and disclosures required in the annual financial statements and should be read in conjunction with the Group’s consolidated financial statements as of December 31, 2022 and accompanying notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the quarterly periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Group’s consolidated financial statements for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results for the full years or any future periods.

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

Disaggregation of revenues

The Group disaggregates its revenue by four primary categories: sales of EVs, lease of EVs, sales of forklifts and others.

The following is a summary of the Group’s disaggregated revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(Unaudited)
Sales of EVs	$—	$—	$1,868	$788
Lease of EVs	70	135	285	410
Sales of Forklifts	103	134	373	875
Others	115	140	701	506
	$288	$409	$3,227	$2,579

A contract liability is the Group’s obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer. The Group records contract liabilities as advance from customers. As of September 30, 2023 and December 31, 2022, the balances of contract liabilities were $2,116 and $1,230, respectively.

(c)Leases

Lessor Accounting

During the nine months ended September 30, 2023, the Group amended agreements with the customers related to the leased EVs to renew the lease term. Since there was no grant of additional right-of-use assets, the Group did not account for the modified lease agreements as new leases but accounted for the original lease and the modified lease agreements as a combined lease. The Group reviewed the combined lease agreements and considered that (i) the lease term represents for the major part (greater than 75%) of the economic life of the underlying equipment; and (ii) the present value of the sum of lease payments and any residual value guaranteed by the lessee that has not already been included in lease payments equals or exceeds substantially (greater than 90%) all of the fair value of the underlying asset.

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

The net investment in leases was $194 as of September 30, 2023. During the nine months ended September 30, 2023, gain on sales-type leases was $99.

Annual minimum undiscounted lease payments under the Group’s sales-type leases were as follows as of September 30, 2023:

Sales-type
In Thousands	(Unaudited)
Remainder of 2023	—
Years Ending December 31,
2024	131
2025	126
2026	—
2027	—
2028 and thereafter	—
Total lease receipt payments	257
Less: Imputed interest	(30)
Total lease receivables	227
Unguaranteed residual assets	61
Net investment in leases (1)	288
(1)	Current portion of $94 of total lease receivables was included in prepaid and other current assets on the balance sheet.

3.Going Concern

The Group had recurring losses from operations. The Group has incurred a net loss of $8,666 during the nine months ended September 30, 2023, and the cash flow used in operating activities was $2,542. The working capital deficit is $2,353 as of September 30, 2023. The Group has incurred significant losses, negative cash flow from operating activities and negative working capital and needs to raise additional funds to sustain its operations. These factors raise substantial doubt as to the Group’s ability to continue as a going concern.

For the next 12 months from the issuance date of the condensed consolidated quarterly financial statements, the Group plans to continue pursuing strategies to improve liquidity and raise additional funds while implementing various measures to cut costs. Such strategies and measures include the following: 1) reduce workforce and reduce overall SG&A and operating expenses to right-size cost structures; 2) expand and strengthen strategic partnership to outsource a significant portion of design and engineering work for next generation product to third party vendors and suppliers to control overall development costs; 3) implement working capital initiatives and negotiate better payment terms with customers and for some of the new orders, require down payments; 4) implement cash saving initiatives and tighter cash control, and calibrate capital allocation to manage liquidity; and 5) continue to proactively implement a robust capital market strategy to provide financing for the Group’s operations through proceeds from public or private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs.

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

4.Accounts Receivable, Net

The accounts receivable, net as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
	(unaudited)
Accounts receivable, customers	$240	870
Accounts receivable, governmental incentive	828	675
Less: Allowance for doubtful accounts	(10)	(35)
Accounts receivable, net	$1,058	$1,510

For the nine months ended September 30, 2023, the Group wrote off a bad debt provision of $35 that was previously recorded and recognized bad debt provision of $10. There was no bad debt provision recorded for the nine months ended September 30, 2022.

5.Inventories

Inventories as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30,	December 31,
	2023	2022
	(unaudited)
Raw materials	$1,234	$2,251
Work in process	—	979
Finished goods	804	1,330
Total inventories	$2,038	$4,560

During the nine months ended September 30, 2023, $124 of inventories were written down to reflect the lower of cost or net realizable value. During the nine months ended September 30, 2022, no inventories were written down to reflect the lower of cost or net realizable value.

6.Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2023 and December 31, 2022 consist of the following:

	September 30,	December 31,
	2023	2022
	(unaudited)
Prepaid expenses	$410	$947
Prepaid insurance	57	234
Vendor deposits	111	135
Others	98	28
Total prepaid and other current assets	$676	$1,344

Prepaid expenses as of September 30, 2023 consisted of $402 prepayment for research and development.

7.Equity

(a)Shares of common stock

On March 8, 2022, a stockholder meeting was held and declared a one-for-four reverse stock split effective on March 9, 2022. After such reverse stock split, the Company’s issued and outstanding shares of common stock was 17,500,000. The authorized shares of common stock after the reverse stock split is 450,000,000 shares of a par value of $0.0004 per share.

As a result of the reverse of stock split, all share and per share data in the condensed consolidated financial statements have been retrospectively adjusted to all periods presented.

On November 22, 2022, the Group entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited partnership (the “Investor”), to sell up to $10,000 of the Company’s shares of common stock from time to time, subject to certain limitations and conditions set forth in the SEPA. Although the SEPA provides that the Company may sell up to an aggregate of $10,000 of common stock to the Investor, only 4,035,086 shares of common stock, including the aggregate amount of 61,421 commitment shares issued to Investor, have been registered. If the Company elects to sell to the Investor all of the 4,035,086 registered shares of common stock, depending on the market price of the common stock prior to each draw-down made pursuant to the SEPA, the actual gross proceeds from the sale of all such shares may be substantially less than the $10,000 available to the Company, which could materially adversely affect the Company’s liquidity. The selling price is 93% of the market price as defined in the SEPA. The Group paid YA Global II SPV, LLC, a subsidiary of the Investor, a structuring fee in the amount of $20 and also issued to the Investor shares of common stock in an amount equal to $100 as a commitment fee. On December 21, 2022, the Group elected to draw down under the SEPA and sold to the Investor 30,000 shares of common stock, resulting in the receipt of $30 in net proceeds from the sale. During the nine months ended September 30, 2023, the Group continued to draw down amounts under the SEPA, which resulted in the sale to the Investor of 1,014,878 shares of common stock and the receipt by the Company of $1,227 in net proceeds from the sale.

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

During the nine months ended September 30, 2023 and 2022, the stock-based compensation expense was $202 and $947, respectively.

During the three months ended September 30, 2023 and 2022, the stock-based compensation expense was $56 and $832, respectively.

There were no changes to the contractual life of any fully vested options during the nine months ended September 30, 2023 and 2022. As of September 30, 2023, unrecognized share-based compensation expenses related to the share options granted were $536. The expenses are expected to be recognized over a weighted-average period of 2.34 years.

9.Related Party Transactions

On September 26, 2023, the Group’s ultimate parent company, SPI Energy Co., Ltd.’s (“SPI”) wholly-owned subsidiary, EdisonFuture, Inc., sold shares of the Company’s common stock owned by it, representing 56.36% of the outstanding shares of the Company, to Palo Alto Clean Tech Holding Limited (“Palo Alto”), an entity owned and controlled by Mr. Xiaofeng Peng, the Company’s Chairman of the Board of Directors and CEO. After this transaction, SPI was no longer the Group’s ultimate parent company but still considered as a related party of the Group as it is an affiliated company controlled by Mr. Xiaofeng Peng.

During the nine months ended September 30, 2023, the Group borrowed of $541 from SPI. The loan is due on demand and bears no interest. $481 of the loan was repaid by the Group, and the amount due to SPI is $60 as of September 30, 2023.

During the nine months ended September 30, 2023, the Group collected $154 from Solar Juice Technology Inc., a subsidiary of SPI, for sales of electronic forklift made during 2022. The Group also sold forklifts in amount of $111 to Solar4America Tech Sumter LLC, a subsidiary of SPI.

During the nine months ended September 30, 2022, SPI made a loan with aggregate principal amount of $1,676 to the Group to support the Group’s business. The loan is due on demand and bears no interest. The Group used a portion of the IPO proceeds to repay the $1,676 related party loans during the nine months ended September 30, 2022.

During the nine months ended September 30, 2022, the Group paid $123 withholding payroll taxes on behalf of SPI, and this amount due from related party was fully repaid to the Group as of September 30, 2022.

As of September 30, 2023 and December 31, 2022, the amount due from a related party is $132 and $168, respectively, from sales of forklifts.

10.Convertible Note Payable

On June 23, 2023, the Company entered into a Securities Purchase Agreement (the “Original SPA”) with certain investors named therein, to issue and sell, subject to the satisfaction of certain closing conditions, up to $5,100 aggregate principal amount of the Company’s unsecured senior convertible promissory notes (the “June 2023 Notes”). The June 2023 Notes are subject to an original issue discount of 8.5%, and each June 2023 Note matures on the date that is 18 months after the date of issuance at each applicable closing. The June 2023 Notes accrue interest at the Prime Rate (as defined in the June 2023 Notes) plus 4.75% per annum in cash, or the Prime Rate plus 7.75% per annum if interest is paid in shares of common stock. The Company may, from time to time, prepay the principal amount owing under the June 2023 Notes, subject to a 30% prepayment premium, so long as the Company provides at least 30 business days’ prior written notice to the holder of such prepayment.

The June 2023 Notes are convertible into shares of common stock of the Company, at a conversion price equal to the greater of (x) $0.60 (the “Floor Price”) and (y) 87.5% of the lowest daily VWAP (as defined in the SPA) in the seven (7) trading days prior to the applicable conversion date (the “Variable Price”), subject to certain adjustments including full ratchet anti-dilution price protection, as set forth in the June 2023 Notes. Notwithstanding the foregoing, automatically following an Event of Default (as defined in the June 2023 Notes), without the requirement of the holder to provide notice to the Company, and subject to the provisions relating to the stockholder approval requirements under Nasdaq rules for the issuance of shares in a private placement at a price above the market price (the “Nasdaq 19.99% Cap”), the conversion price is equal to the lesser of the (x) Floor Price and (y) the Variable Price. In respect of any conversion where the Variable Price is less than the Floor Price (the “Alternative Conversion”), the Company will pay to the holder either in cash, or subject to the Nasdaq 19.99% Cap, in shares of common stock equal to such conversion amount or interests, divided by the applicable Variable Price.

The Group determined that the conversion feature where the conversion price is 87.5% of the lowest daily VWAP is in substance a put option (redemption feature) as the number of shares received is determined by dividing part of the instruments’ outstanding principal and accrued interest balance by a specified discount to the fair value of the Company’s common stock. The Alternative Conversion is in substance a redemption feature as it is either required to be settled by cash or converted pursuant to the Variable Price. Thus, the Group determined that these redemption features embedded within the June 2023 Notes meet the definition of embedded derivatives and the Group estimated a fair value of the derivative liability using the Monte Carlo Simulation Model at the date of issuance. As the fair value of the derivative liability is less than the face value of the June 2023 Notes, the fair value of the derivative liability is recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt.

During the nine months ended September 30, 2023, the Group sold $1,600 under the June 2023 Notes, with an original issue discount of $136 and $294 debt discount recorded as derivative liability. The Group recorded interest expenses from debt amortization of $78. As of September 30, 2023, the carrying amount of the June 2023 Notes is $1,247 net of unamortized debt discount of $353.

11.Commitments and Contingencies

Commitments — As of September 30, 2023, the Group had other commitments of approximately $2,900. These commitments were solely related to contracts signed with vendors for research and development by the Group and are expected to be paid in one year.

Contingency — In the ordinary course of business, the Group may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Group records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. In August 2023, the Group was in a dispute with certain previous placement agents, who sought to be compensated in accordance with a Placement Agent Engagement Agreement we entered into, for certain equity and equity linked capital raising events undertaken by the Group. In addition in August and September 2023, the Group were also involved in legal proceedings or disputes regarding certain supplier contracts, which may result in obligations of the Group. However, all these lawsuits or disputes are in the early stage and the outcome, including the potential amount of the losses, is uncertain. As a result, no reasonable estimate of loss can be made as of September 30, 2023.

During the nine months ended September 30, 2023, the dispute with a previous landlord in 2021 was settled for $25 as consideration for dismissal of the case.

12.Concentration Risk

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of September 30, 2023 and December 31, 2022, the cash and cash equivalents are deposited within federally insured banks, which are typically below the insured limits. There is no customer representing 10% or more of total accounts receivable as of September 30, 2023, and there were two customers representing 10% or more of total accounts receivable as of December 31, 2022.

Concentration of Customers and Suppliers

For the nine months ended September 30, 2023, there was no customer representing 10% or more of total net revenues. For the nine months ended September 30, 2022, there were three customers representing 24.6%, 15.3% and 10.1% of total net revenues, respectively.

For the nine months ended September 30, 2023, there was one vendor representing 14.7% of total purchases. For the nine months ended September 30, 2022, there were two vendors representing 20.4% and 10.3% of total purchases, respectively.

13.Subsequent Events

On October 26, 2023, the Company entered into the First Amendment (the “Amendment”) to the Securities Purchase Agreement dated as of June 23, 2023 (the “Original SPA” and together with the Amendment, the “SPA”), with a certain accredited investor. In addition to the Amendment, on October 26, 2023 the Company agreed to issue and sell, in a private placement, an additional $1,750 of principal amount (the “Subsequent Tranche”) of the Company’s unsecured senior convertible promissory note issued on June 23, 2023 (the “June 2023 Notes”). On June 23, 2023, the Company had issued $1,600 of principal amount of June 2023 Notes pursuant to the Original SPA, which provided that the Company may issue up to an aggregate of $5,100 of principal amount under the June 2023 Notes. Accordingly, after the Subsequent Tranche, $1,750 of principal amount of the June 2023 Notes remain available to be funded over additional closings at the discretion of the investor during the 36 months following the date of the Original SPA. Additionally, pursuant to the Amendment, under the SPA the “Funding Amount” was increased to an aggregate principal amount equal to no greater than $9,667, and the total principal amount was increased to be no greater than $10,564, to be reduced by the original issue discount of 8.5% and amounts previously advanced under the June 2023 Notes.

In connection with the Amendment, the Company issued a warrant (the “Warrant”) to the investor to purchase up to 1,500,000 shares of the Company’s common stock, with an exercise price equal to $1.30 per share, subject to full ratchet anti-dilution protection and other adjustments as stated in the Warrant, which Warrant is exercisable for six years on a cash basis or, if the shares of common stock issuable upon exercise of the Warrant are not registered within 12 months after the closing, on a cashless basis.

On November 10, 2023, the Company entered into that certain second Securities Purchase Agreement, dated as of November 10, 2023 (the “Second SPA”), with the accredited investor named therein.

Upon execution of the Second SPA, the Company issued a common stock purchase warrant (the “Execution Warrant”) to the investor to purchase up to 1,000,000 shares of common stock with an exercise price equal to $1.30 per share for six (6) years on a cash basis or, if the shares of common stock issuable upon exercise of the Warrant are not registered within 12 months after the closing, on a cashless basis. The exercise price is subject to appropriate adjustment in the event of certain share dividends and distributions, share splits, reclassifications or similar events affecting the common stock and also upon any distributions of assets, including cash, stock or other property to the Company’s stockholders. In addition, the Execution Warrant exercise price is subject to adjustment in the event of the issuance of new securities, other than exempted securities, at an effective price less than the exercise price, then the exercise price shall be reduced to an exercise price equal to the consideration per share deemed to have been paid for such new securities, subject to compliance with the requirements of the trading market.

In connection with the Second SPA, the Company also agreed to issue and sell, in a private placement, subject to the satisfaction of certain closing conditions, a secured senior convertible promissory note in the principal amount of $12 million (the “November 2023 Note”), having an original issue discount of 10%, which upon closing will result in a net amount of $10,800 of being purchased by the investor.

The November 2023 Note will not be funded by the investor until: (a) the volume weighted average price (“VWAP”) for the Company’s common stock shall have be in excess of $1.00 for the ten (10) consecutive trading days preceding the applicable closing date; and (b) the daily volume of the common stock on the trading market shall have been in excess of 150,000 shares for the ten (10) consecutive trading days preceding the applicable closing date.

The November 2023 Note will accrue interest at the “Prime Rate” (as published by the Wall Street Journal) plus 4.75% per annum if interest is paid in cash, or the Prime Rate plus 7.75% per annum if interest is paid in shares of common stock, payable on the last trading day of each quarter.

The November 2023 Note will mature 18 months after the date of issuance. The Company may, from time to time, prepay the principal amount owing under the Note, subject to a 30% prepayment premium, so long as the Company provides at least 30 business days’ prior written notice to the holder of such prepayment.

The November 2023 Note will be convertible into shares of common stock at a “conversion price”, which is the greater of (x) $0.60, subject to adjustment as provided herein (the “Floor Price”), or (y) the lesser of (i) 87.5% of the lowest daily VWAP in the seven (7) Trading Days prior to the Conversion Date, subject to adjustment as provided herein (the “Variable Price”), and (ii) $0.80, subject to adjustment as provided herein. Notwithstanding the foregoing, automatically following an Event of Default, without the requirement of the Holder to provide notice to the Maker, and subject to the provisions relating to the Nasdaq 19.99% Cap set forth in Section 3.3, the Conversion Price shall mean the lesser of the (x) Floor Price and (y) the Variable Price. Following an Event of Default (as defined in the November 2023 Notes and further described below), subject to the provisions relating to the Nasdaq 19.99% Cap (as defined below), the conversion price shall be equal to the lesser of the (x) Floor Price and (y) the Variable Price. In respect of any conversion where the Variable Price is less than the Floor Price (the “Alternative Conversion”), the Company will pay to the holder either in cash, or subject to the Nasdaq 19.99% Cap, in shares of common stock equal to such conversion amount or interests, divided by the applicable Variable Price.

Also, in connection with the Second SPA, the Company agreed to issue a common stock purchase warrant upon closing of the November 2023 Note financing (the “Closing Warrant”) to the investor. The Closing Warrant will be exercisable for a number of shares equal to the principal amount of the November 2023 Note, divided by the VWAP of the common stock over the 5 trading days preceding the Closing Warrant issuance date. The Closing Warrant is exercisable for six (6) years on a cash basis or, if the shares of common stock issuable upon exercise of the Warrant are not registered within 12 months after the closing, on a cashless basis. In addition, the Closing Warrant exercise price is subject to adjustment in the event of the issuance of new securities, other than exempted securities, at an effective price less than the exercise price, then the exercise price shall be reduced to an exercise price equal to the consideration per share deemed to have been paid for such new securities, subject to compliance with the requirements of the trading market.

On November 13, 2023, the Company was selected as the winning bidder to acquire the Proterra Transit business line assets (“Proterra Transit”) from Proterra Inc. (“Proterra”), a leading innovator in commercial vehicle electrification technology, through the auction of the assets in a Chapter 11 sales process. through Proterra’s Chapter 11 plan of reorganization. The purchase price for the Proterra Transit assets is a cash  payment of $10,000, plus assumed liabilities and certain cure amounts. The acquisition is subject to the bankruptcy court’s approval, as well as regulatory approvals and closing conditions. Proterra Transit is a leading manufacturer of zero-emission, electric transit vehicles serving the North American public transportation market. Proterra will seek the bankruptcy court’s approval of the asset acquisition on November 28, 2023, and if approved, plan to close as is reasonably practical thereafter.

The Group has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements and determined there were no other subsequent events that occurred that would require recognition or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and in our subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

The Company operates two primary brands: “Phoenix Motorcars,” which is focused on commercial products, including medium duty electric vehicles, chargers and electric forklifts; and “EdisonFuture,” which intends to offer light-duty electric vehicles. As an EV pioneer, we delivered our first commercial EV in 2014. We develop and integrate our proprietary electric drivetrain into the Ford Econoline Chassis (E-Series), specifically on the Ford E-450. The Ford E-Series is the dominant chassis in the medium duty Class 4 market in the U.S. in terms of market share and the range of configurations varying from shuttle buses, Type A school buses, utility trucks, service trucks, flatbed trucks, walk-in vans, and cargo trucks. Since our inception, we have been developing light and medium duty commercial electric vehicles for various service and government fleet markets, including city fleets, campuses, municipalities, and transit agencies and serve a broad spectrum of commercial fleet customers, such as airport shuttle operators, hotel chains, transit fleet operators, seaports, last-mile delivery fleets, and large corporations.

Basis of presentation, management estimates and critical accounting policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated financial statements; readers should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 on March 31, 2023.

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

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments like, transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding / incentives driving adoption of electric medium duty vehicles include:

●	the California Hybrid and Zero- Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state;
●	the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle;
●	funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states.
●	Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues	$288	$409	$3,227	$2,579
Cost of revenues	293	288	3,120	2,013
Gross (loss) profit	(5)	121	107	566
Operating expenses:
Selling, general and administrative	2,531	3,847	9,477	9,160
Operating loss	(2,536)	(3,726)	(9,370)	(8,594)

Other income (expense):
Interest expense, net	(117)	(2)	(118)	(6)
Gain on sales-type leases	—	—	99	—
Others	(58)	(202)	745	437
Total other (expense) income, net	(175)	(204)	726	431
Loss before income taxes	(2,711)	(3,930)	(8,644)	(8,163)
Income tax provision	—	—	(22)	(14)
Net loss	$(2,711)	$(3,930)	$(8,666)	$(8,177)

Net loss per share of common stock:
Basic and diluted	$(0.13)	$(0.20)	$(0.41)	(0.44)
Weighted average shares outstanding*	21,291,924	19,664,273	21,124,151	18,390,891

Net Revenues

For the three months ended September 30, 2023 and 2022, our revenues were $0.3 million and $0.4 million, respectively. Our total revenue decreased by $0.1 million, or 30%, primarily due to a decrease in lease rental and maintenance sales, as the lease terms were ended for some customers during the three months ended September 30, 2023 compared to the three month ended September 30, 2022.

For the nine months ended September 30, 2023 and 2022, our revenues were $3.2 million and $2.6 million, respectively. Our total revenue increased by $0.6 million, or 25%, primarily driven by an increase in EV delivery compared to the nine month ended September 31,2022, as a result of easing supply chain constraints and certain software related issues being resolved, partially offset by a decrease in forklift sales due to a slowdown in demand during the nine months ended September 30, 2023 compared to the nine month ended September 30, 2022.

For the three and nine months ended September 30, 2023 and 2022, our revenue breakdown by major categories for relevant periods is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

	(Unaudited)
Sales of EVs	$—	$—	$1,868	$788
Lease of EVs	70	135	285	410
Sales of Forklifts	103	134	373	875
Others	115	140	701	506
	$288	$409	$3,227	$2,579

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

For the three months ended September 30, 2023 and 2022, our costs of revenues were $0.3 million and $0.3 million, respectively. The reason that costs of revenues remained relatively stable while revenues decreased is primarily because of the increase in other costs resulting from a write-down of inventories to reflect the lower of cost or net realizable value.

For the nine months ended September 30, 2023 and 2022, our costs of revenues were $3.1 million and $2.0 million, respectively. The 55% increase in cost of revenues is primarily driven by an increase in revenue, and a change in products mix reflecting a higher volume and the higher material costs and manufacturing overheads of EVs.

Gross Margin

Gross profit is defined as revenues minus cost of revenues. Gross margin, stated as a percentage, is defined as gross profit divided by revenues.

For the three months ended September 30, 2023 and 2022, our combined gross margin was (2.0) % and 30%, respectively. The significant reduction of gross margin is primarily due to lower margins for forklift and services and increased other costs.

For the nine months ended September 30, 2023 and 2022, our combined gross margin was 3% and 22%, respectively. The significant reduction of gross margin is primarily attributable to a higher volume of EVs which had lower gross margin compared to forklifts, a lower volume of forklifts, and a lower margin for service revenues.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses.

Our selling, general and administrative expenses consist primarily of salaries, research and development, professional service fees, rent expense, and office supplies expenses.

For the three months ended September 30, 2023 and 2022, our operating expenses were $2.5 million and $3.8 million, respectively. The decrease in operating expenses is largely due to a decreases in salaries expenses as a result of layoffs and other cost cutting measures implemented in the quarter, partially offset by an increase in research and development expenses as we continued to recognize and record a portion of prepaid design and engineering advances to a third party vendor as expenses in line with the pace and progress of the development work for the Gen 4 product.

For the nine months ended September 30, 2023 and 2022, our operating expenses were $9.5 million and $9.2 million, respectively. The slight increase is principally due to an increase in research and development expenses, partially offset by a decrease in salaries expenses.

Other Income (expense), net

Other income (expense), net includes ERC refund, forgiveness of PPP loan, interest expense, gain on sales-type leases and other income.

Our other income (expense), net for the nine months ended September 30, 2023, was $0.7 million, primarily due to refund of employee retention credit (“ERC”) from IRS, partially offset by the interest expense resulted from debt discount amortization of convertible note.

Our other income (expense), net for the nine months ended September 30, 2022, was $0.4 million, primarily due to recognition of a forgiven PPP loan and refund of employee retention credit from IRS, partly offset by the loss related to a phishing scam.

Net Loss

As a result of the above factors, the net loss for the three months ended September 30, 2023 and 2022, was $2.7 million and $3.9 million, respectively. The net loss for the nine months ended September 30, 2023 and 2022, was $8.7 million and $8.2 million, respectively.

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

Liquidity and Capital Resources

As of September 30, 2023, we had cash and cash equivalents and restricted cash of $0.4 million. As of September 30, 2023, we had restricted cash of $0.3 million deposited in an escrow account. We have incurred a net loss of $8.7 million, and the net cash used in operating activities was $2.5 million during the nine months ended September 30, 2023. As of September 30, 2023, we had accumulated deficit of $37.2 million, and working capital deficit of $2.4 million. These factors raise substantial doubt as to our ability to continue as a going concern. We plan to continue pursuing strategies to improve liquidity and raise additional funds while implementing various measures to cut costs. Such strategies and measures include: 1) reduce workforce and reduce overall SG&A and operating expenses to right-size cost structures; 2) expand and strengthen strategic partnership to outsource a significant portion of design and engineering work for next generation product to third party vendors and suppliers to control overall development costs; 3) implement working capital initiatives and negotiate better payment terms with customers and for some of the new orders, require down payments; 4) implement cash saving initiatives and tighter cash control, and calibrate capital allocation to manage liquidity; 5) continue to proactively implement a robust capital market strategy to provide financing for our operations through proceeds from public or private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs. There is no assurance that the plans will be successfully implemented. If we fail to achieve these goals, we may need additional financing to execute our business plan, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our gross profit margin and reducing operating losses, we may be unable to implement our current plans for expansion, or respond to competitive pressures, any of which would have a material adverse effect on our business, financial condition and results of operations and may materially adversely affect our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

A summary of the cash flow activities is as follows:

	Nine Months Ended	Nine Months Ended
In thousands	September 30, 2023	September 30, 2022
Net cash used in operating activities:	$(2,542)	$(14,243)
Net cash used in investing activities	(162)	(449)
Net cash generated from financing activities	2,751	13,576
Net increase (decrease) in cash, cash equivalents and restricted cash	47	(1,116)

Operating Activities

Net cash used in operating activities was $2.5 million for the nine months ended September 30, 2023, primarily as a result of (i) a net loss of $8.7 million, adjusted by non-cash items of depreciation and amortization of $0.9 million and amortization of right of use of assets of $0.6 million, and changes in operating assets and liabilities including (i) payment for lease liabilities of $0.7 million, partially offset by (ii) a decrease in inventories of $2 million, (iii) a decrease in prepaid expenses and other assets of $1.0 million, (iv) an increase from advance from customer of $0.9 million, (v) a decrease in account receivable of $0.4 million, (vi) an increase of account payable of $0.6 million.

Net cash used in operating activities was $14.2 million for the nine months ended September 30, 2022, primarily due to (i) a net loss of $8.2 million, adjusted by forgiveness of PPP loan of $0.6 million, stock-based compensation expenses of $0.9 million, and depreciation and amortization of $1.3 million, and changes in operating assets and liabilities including: (i) an increase in prepaid expenses and other assets of $3.1 million, (ii)an increase in inventory of $3.5 million, and (iii) a decrease in accounts payable of $0.5 million.

Investing Activities

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2023, primarily as a result of purchase of property and equipment.

Net cash used in investing activities was $0.4 million for nine months ended September 30, 2022, primarily as a result of purchase of fixed assets and offset by proceeds from disposal of fixed assets.

Financing Activities

Net cash generated from financing activities was $2.8 million for the nine months ended September 30, 2023, primarily as a result of net proceeds from tapping the SEPA and convertible notes (see Note 7).

Net cash generated from financing activities was $13.6 million for the nine months ended September 30, 2022, primarily as a result of net IPO proceeds.

Capital Expenditures

We incurred capital expenditures of $0.2 million and $0.7 million for the nine months ended September 30, 2023, and 2022, respectively. Our capital expenditures have historically been comprised of purchase of equipment for our offices and production infrastructure. Our capital expenditures may increase in the future as we continue to invest in production and technology infrastructure.

Trend information

Our operating results substantially depend on revenues derived from our sales and leasing of EVs. Other than as disclosed elsewhere in this prospectus, the following trends, uncertainties, demands, commitments, or events for 2023 are reasonably likely to have a material effect on our net revenues, income, profitability, liquidity or capital resources, or that would cause reported consolidated financial information not necessarily to be indicative of future operating results or financial conditions:

●	Inflation Reduction Act. The Inflation Reduction Act of 2022, or IRA, was signed into law on August 16, 2022. The $370 billion allocated to climate and clean energy investments dramatically expands tax credits and incentives to deploy more clean vehicles, including commercial vehicles, while supporting a domestic EV supply chain and charging infrastructure buildout. IRA transportation sector provisions will accelerate the shift to zero-emission vehicles (ZEVs) by combining consumer and manufacturing policies. The IRA extends the existing tax credit for electric vehicles and establishes a new tax credit for used electric vehicles, as well as establishes a new tax credit for commercial ZEVs. Under the IRA, commercial ZEVs will be eligible for a federal tax credit of up to the lesser of 30% of the sales price or the incremental cost of a comparable ICE-engine vehicle, capped at $7,500 for vehicles under 14,000 pounds and $40,000 for all others. In addition, governmental entities may also be eligible to claim these credits. Vehicles’ final assembly must be in North America to be eligible for the federal tax credit, but commercial vehicles are exempt from the battery or mineral sourcing requirements that apply to consumer electric vehicles. The federal tax credit on charging equipment has been extended through 2032. For commercial uses, the tax credit is 6% with a maximum credit of $100,000 per unit. The equipment must be placed in a low-income community or non-urban area. The IRS has yet to release further guidance on specific aspects of the aforementioned credits. The announcement of the IRA and the delay in receiving IRS guidance as to the roll-out of the new tax credits has reduced the number of customer orders during the fourth quarter of 2022 and the first quarter of 2023, as many existing or potential customers are waiting to place orders until they are certain of the amount of tax credits available per ZEV. In addition, many customers are evaluating the size and type of ZEV they intend to purchase because the amount of the tax credit depends on the weight of the vehicle, among other factors. Furthermore, other government programs, such as the FTA’s Low- and No-Emission Vehicle Program or certain state programs, recently announced new funding and are in the process of making these funds available for eligible purchases. Until these processes are established, we believe customer orders may be delayed.
●	Supply-chain challenges. From the beginning of the COVID-19 pandemic, we started to experience chassis and raw material shortages from suppliers. The challenge continues with the current development of our new generation electric vehicles. We need to source new components from various vendors which lead to longer lead times. In addition, because of the generation advancement, large capital spending is necessary to fund the project. Lack of cash flow on hand will also trigger the supply-chain challenges. As a result of these challenges, we have engaged with vendors to negotiate better terms and lower down-payment alternatives. We contracted with new suppliers to optimize costs, minimize supply chain issues, and prepare for an increase in future production. However, adding new suppliers, especially for chassis, increases requirements for working capital and places us at the mercy of price volatility. We expect supply chain challenges will continue for the foreseeable future.
●	Inflation and interest rates. We are experiencing cost increases due to inflation resulting from various supply chain disruptions and other disruptions caused by the general global economic conditions. The cost of raw materials, manufacturing equipment, labor and shipping and transportation has increased considerably. We expect higher than recent years’ levels of inflation to persist for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, we could experience an adverse impact to our business, prospects, financial condition, results of operations and cash flows. Interest rates have also increased considerably. The increase in inflation and interest rates impacts the demand for our EVs, as customers may delay purchasing and/or have difficulty financing their purchases.

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

For more information on our legal proceedings, see Note 11 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Risk factors that may affect our business and financial results are discussed within Item 1A ”Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023, and our subsequent filings with the SEC. In addition to the those in our prior filings, the following are more risk factors to consider:

Holders of our Notes are entitled to certain payments that may be paid in cash or in shares of our common stock depending on the circumstances. If we make these payments in cash, we may be required to expend a substantial portion of our cash resources. If we make these payments in common stock, it may result in substantial dilution to the holders of our common stock.

On October 26, 2023, the Company entered into that certain First Amendment (the “Amendment”) to the Securities Purchase Agreement dated as of June 23, 2023 (the “Original SPA” and together with the Amendment, the “SPA”), with a certain accredited investor named therein. In addition to the Amendment, on October 26, 2023, the Company agreed to issue and sell, in a private placement, subject to the satisfaction of certain closing conditions, an additional unsecured senior convertible promissory note in the principal amount of $1.75 million (the “Subsequent Tranche”) issued on June 23, 2023 (collectively, the “Notes”), which resulted in $3,350,000 of the Notes outstanding.

Under the Notes, we are required to pay interest on the last trading day of each quarter. Interest accrues on the principal amount of the Notes at the interest rate, which resets daily and accrue, as follows: (a) for payments made in cash, at a rate equal to the Prime Rate plus 4.75% per annum, and (b) for payments made in shares of Common Stock, at a rate equal to the Prime Rate plus 7.75% per annum.

The Notes are convertible into shares of common stock of the Company at a conversion price equal to the greater of (x) $0.60 (the “Floor Price”) and (y) 87.5% of the lowest daily VWAP (as defined in the SPA) in the seven (7) trading days prior to the applicable conversion date (the “Variable Price”), subject to certain adjustments including full ratchet anti-dilution price protection, as set forth in the Notes. Notwithstanding the foregoing, automatically following an Event of Default (as defined in the Notes and further described below), without the requirement of the holder to provide notice to the Company, and subject to the provisions relating to the Nasdaq 19.99% Cap (as defined below), the conversion price is equal to the lesser of the (x) Floor Price and (y) the Variable Price. In respect of any conversion where the Variable Price is less than the Floor Price (the “Alternative Conversion”), the Company will pay to the holder either in cash, or subject to the Nasdaq 19.99% Cap, in shares of common stock equal to such conversion amount or interests, divided by the applicable Variable Price.

Our ability to make payments due to the holders of the Notes using shares of common stock is subject to certain limitations set forth in the Notes, including a limit on the number of shares that may be issued until our receipt of stockholder approval to issue 20% or more of our outstanding shares of common stock to the holders of the Notes . If we are unable to make payments in shares of common stock, we may be forced to make such payments in cash. If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain of our operations, sell some or all of our assets or merge with another entity.

Our ability to make payments due to the holders of the Notes using cash is also limited by the amount of cash we have on hand at the time such payments are due, as well as certain provisions of the Delaware General Corporation Law. Further, we intend to make the installment payments due to holders of Notes in the form of common stock to the extent allowed under the Notes and applicable law in order to preserve our cash resources. The issuance of shares of common stock to the holders of our Notes will increase the number of shares of common stock outstanding and could result in substantial dilution to the existing holders of our common stock.

The Notes contain anti-dilution provisions that may result in the reduction of the conversion price of the Notes in the future. These features may increase the number of shares of common stock being issuable upon conversion of the Notes.

The Notes contain anti-dilution provisions, which provisions require the lowering of the applicable conversion price or exercise, as then in effect, to the purchase price of equity or equity-linked securities issued in any subsequent offerings. If in the future, while any shares of the Notes are outstanding, we issue securities for a consideration per share of common stock (the “New Issuance Price”) that is less than the Conversion Price of the Notes, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the Notes, to reduce the Conversion Price to be equal to the New Issuance Price, which will result in a greater number of shares of common stock being issuable upon conversion of the Notes, which in turn will increase the dilutive effect of such conversions or exercises on existing holders of our common stock. The potential for such additional issuances may depress the price of our common stock regardless of our business performance and may make it difficult for us to raise additional equity capital while any of the Notes are outstanding.

Under the SPA, we are subject to certain restrictive covenants that may make it difficult to procure additional financing.

The SPA contains the following restrictive covenants: until thirty (30) days after such time as 80% of Notes have been repaid in full and/or have been converted into common stock, we agreed not to enter into:

(a)

any debt, equity or equity linked securities (including options or warrants) that are convertible into, exchangeable or exercisable for, or include the right to receive shares of common stock: (i) at a conversion, repayment, exercise or exchange rate or other price that varies over time based upon a discount to the future trading prices of, or quotations for, shares of common stock; or (ii) at a conversion, repayment, exercise or exchange rate or other price that is subject to being reset at some future date after the initial issuance of such debt, equity or equity linked security or upon the occurrence of specified or contingent events (other than warrants that may be repriced by the Company); or

(b)

any securities in a capital or debt raising transaction or series of related transactions which grant to an investor the right to receive additional securities based upon future transactions of the Company on terms more favorable than those granted to such investor in such first transaction or series of related transactions;

If we require additional funding while these restrictive covenants remain in effect, we may be unable to effect a financing transaction while remaining in compliance with the terms of the SPA , or we may be forced to seek a waiver from the investors party to the SPA.

If we do not receive approval from our stockholders, we will be unable to pay amounts due to the holders of the Notes in shares of common stock and we will be required to pay such amounts in cash, which may force us to divert cash from other uses.

Under the SPA, we are required to hold a meeting of our stockholders to seek approval under Rule 5635(d) of the Nasdaq Stock Market for the sale, issuance or potential issuance by us of our common stock (or securities convertible into or exercisable for our common stock) in excess of 4,256,256 shares, which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the SPA. If our stockholders do not approve this proposal, we will not be able to issue 20% or more of our outstanding shares of common stock to the Notes holders in connection with the SPA. As a result, we may be unable to make some of the interest payments due to the holders of the Notes in shares of our common stock or issue sufficient shares upon conversion of the Notes, which will, in lieu of those shares, require that we pay substantial cash amounts to the Notes holders. If we do not have sufficient cash resources to make these payments, we may need to delay, reduce or eliminate certain of our operations, sell some or all of our assets or merge with another entity.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

All sales of unregistered securities have been previously included in a Current Report on Form 8-K.

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

Phoenix Motor Inc.

By:	/s/ Xiaofeng Denton Peng
Xiaofeng Denton Peng
Chairman and Chief Executive Officer (Principal executive officer)

By:	/s/ W. Chris Wang
W. Chris Wang
Chief Financial Officer (Principal financial and accounting officer)

Date: November 14, 2023