Form 10-K
period 2023-12-31
PHOENIX MOTOR INC.
filed 2024-04-15
CIK 1879848

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was $15,756,000.

At April 10, 2024, the registrant had 34,685,158 outstanding shares of common stock, par value $0.0004 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the fiscal year ended December 31, 2023, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this annual report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

CONVENTIONS THAT APPLY TO THIS ANNUAL REPORT

Unless otherwise indicated and except where the context otherwise requires, references in this annual report on Form 10-K to:

●	“we,” “us,” “our Company,” “our”, “Phoenix”, or “Phoenix Motor” refer to Phoenix Motor Inc., a Delaware corporation and its subsidiaries or any of them, or where the context so requires, in respect of the period before our Company became the holding company of its present subsidiaries, such subsidiaries as if they were subsidiaries of our Company at the relevant time;
●	“2021,” “2022,” and “2023” refers to our fiscal years ended December 31, 2021, 2022 and 2023, respectively;
●	“EV” refers to electric vehicle;
●	“R&D” refers to research and development;
●	“Shares” or “common shares” refers to our common stock, par value $0.0004 per share;
●	“PCL” refers to Phoenix Cars, LLC, a LLC incorporated under the law of California;
●	“PML” refers to Phoenix Motorcars Leasing, LLC, a LLC incorporated under the law of California;
●	“U.S.” refers to the United States of America;
●	“U.S. dollar” or “$” refers to the legal currency of the United States of America;

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

As an EV pioneer, we launched our first medium-duty electric drivetrain in 2009 and delivered our first commercial EV in 2014. In 2019, we launched our second generation (“Gen 2”) High Power Drive System for the Ford E450 chassis, the E-200. Since April 2021, we have been in production of our third generation (“Gen 3”) drivetrain (E-300). We are currently scheduled to release our fourth generation (“Gen 4”) drivetrain in mid-2024, which is expected to allow for substantially higher production volumes and achieve significant cost reduction.

Over the last six years we have developed and deployed for our customers all-electric shuttle buses, utility trucks, service trucks, cargo trucks and flatbed trucks. This differentiates us in the market where most commercial EV manufacturers are still in the prototype phase. As of December 31, 2023, we have delivered a total of 134 EVs to more than 46 customers, representing what we believe is the largest number of Class 4 cutaway medium duty electric shuttle bus deployments in the U.S. and the most electric vehicles deployed on the Ford E-Series chassis. With over four million zero-emission miles accumulatively driven by the vehicles we delivered, we have gained significant industry experience, distinct expertise and extensive knowledge in R&D, production, commercialization, customer engagement and validation of light and medium duty EVs, enabling us to drive continued design enhancements and innovations in our current and future generations drivetrain systems and other products.

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

Products

We sell our products both fully integrated into complete vehicles and in kit form to other business partners for integration into complete vehicles. We are currently in production of our Gen 3 drivetrain, which includes the largest battery pack and longest range for any Class 4 product on the market, offering up to 160 miles in range. We plan to start production of our Gen 4 vehicles before the third quarter of 2024, offering battery pack capacities of 90kWh and 150kWh with both “Buy America” and non “Buy America” options, allowing for flexibility in pricing and configuration primarily targeting the transit bus, school bus, airport shuttle, delivery truck and work truck segments. In particular, key features such as drivetrain design with batteries mounted within frame rails, energy efficient 750V architecture and fast, bi-directional charging will significantly improve vehicle safety and overall performance of our products.

Customers

The wide range of our medium-duty fleet customers include utilities, cities, municipalities, transit agencies, airports, hotels, seaports, school districts, parking companies, universities, and corporate campuses, with the configurations varying from shuttle buses, Type A school buses, utility trucks, service trucks, to flatbed trucks, walk-in vans, and cargo trucks.

As of December 31, 2023, our backlog of approximately 79 orders are all vehicles. The order backlog represents $17.7 million of revenue.

Recent Developments

On November 13, 2023, the Company entered into two Asset Purchase Agreements (collectively, the “Asset Purchase Agreements”) with Proterra, Inc. and its subsidiary, Proterra Operating Company, Inc. (collectively, “Proterra”), pursuant to which Phoenix agreed to purchase substantially all of the assets of the Proterra Transit business line. Pursuant to the separate Asset Purchase Agreements, Phoenix agreed to purchase:

(i) the Proterra Transit Business Unit, which is the business unit of Proterra that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets (the “Proterra Transit Business Unit”), and

(ii) the Proterra Battery Lease Agreements, which are all of the battery lease transferred contracts to which Proterra is a party as the “lessor” thereunder, used in connection with deployed Proterra electric transit buses (the “Proterra Battery Lease Agreements”).

On January 11, 2024, the Company completed the acquisition of the Proterra Transit Business Unit for a purchase price of $3.5 million. The Company also assumed certain of Proterra’s obligations associated with the purchased Proterra Transit Business Unit, free and clear of liens, claims, encumbrances, other than certain specified cure payments and other liabilities of Proterra related to the Proterra Transit Business Unit. On February 7, 2024, the Company completed the acquisition of the Proterra Battery Lease Agreements for a purchase price of $6.5 million.

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

Manufacturing and Production

We currently carry out the production of our EV shuttle buses and trucks from a leased facility at 1500 Lakeview Loop, Anaheim, California (the “Anaheim Facility”). The Anaheim Facility is leased by us at a rent of $0.4 million per year and comprises 39,043 square feet of space consisting of 21,000 square feet of manufacturing floor and 18,043 square feet of office space. Our Anaheim Facility will allow us design, build and test prototype vehicles and components in-house. The lease on Anaheim Facility expires in March 2027. We currently carry out the production of our electric transit buses from a leased facility located at 1 Whitlee Ct, Greenville, South Carolina (the “Greenville Facility”). The Greenville Facility is leased by use at a rent of $1.3 million per year and the lease on Greenville Facility expires in June 2026.

Human Capital

As of December 31, 2023, we had 30 full-time employees based primarily in the greater Anaheim, California area. A majority of our employees are engaged in manufacturing functions. Our targeted hires typically have significant experience working for well-respected original equipment manufacturers, automotive engineering firms and software companies. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

Government Regulation

We operate in an industry that is subject to extensive environmental regulation, which has become more stringent over time. The laws and regulations to which we are subject govern, among others, water use; air emissions; use of recycled materials; energy sources; the storage, handling, treatment, transportation and disposal of hazardous materials; the protection of the environment, natural resources and endangered species; and the remediation of environmental contamination. We have been required to obtain and comply with the terms and conditions of multiple environmental permits, many of which are difficult and costly to obtain and could be subject to legal challenges. Compliance with such laws and regulations at an international, regional, national, provincial, and local level is an important aspect of our ability to continue our operations.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Financial Condition

Our results of operations have not resulted in profitability, and we may not be able to achieve profitability going forward.

We had accumulated deficit of $49.2 million as of December 31, 2023. We have incurred a net loss of $20.6 and $12.7 million for the years ended December 31, 2023 and December 31, 2022, respectively. We may incur significant losses in the future for a number of reasons, including the other risks described in this 10 - K report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented. Our business plan is focused on providing sustainable and cost - effective solutions to the commercial transportation sector but is still unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses or ever achieve profitable operations.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $3.7 million and $14.9 million for years ended December 31, 2023, and 2022. We anticipate that we will continue to have negative cash flow from operating and investing activities through the remainder of 2024 as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales and ramp up operations. Our business also will at times require significant amounts of working capital to support our growth. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.

Our audited financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our audited financial statements as of and for the year ended December 31, 2023 were prepared on the assumption that we would continue as a going concern. As a result of the continuing operating costs as we develop of our EV trucks and Gen 4 as described above, our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months and our independent auditor have included a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2023. The reaction of investors to the inclusion of a going concern statement by our independent auditor, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

Additionally, if our operating results fail to improve, then our financial condition could render us unable to continue as a going concern.

The Convertible Notes entered into in 2023 contain covenants that have and may in the future restrict our business and financing activities If we are not able to comply with our covenants under the Convertible Notes, we may be in default under the Convertible Notes which may have an immediate adverse effect on our business.

The Convertible Notes restrict our ability to, among other things:

●	dispose of or sell our assets;
●	make material changes in our business or management, or accounting and reporting practices;
●	acquire, consolidate, or merge with other entities;
●	incur additional indebtedness;
●	create liens on our assets;
●	pay dividends;
●	make investments;
●	enter transactions with affiliates; and
●	pre-pay other indebtedness.

The covenants in the Convertible Notes, and any future financing agreements that we may enter, may restrict our ability to finance our operations, engage in, expand or otherwise pursue our business activities and strategies. Further, if we fail to comply with our debt covenants in the future, there is no assurance that we will be able to obtain any future waivers under the Convertible Notes.

If the Convertible Notes were to become immediately due and payable because of such events of default, we may not have sufficient cash available to repay our obligations under the Convertible Notes and meet the working capital needs of our business, which would have an immediate adverse effect on our business and operating results. We would need to take further action to raise additional funds in the capital markets or otherwise to service our obligations under the Convertible Notes in addition to our other obligations over the period. If we do not have sufficient funds or we are unable to arrange for additional financing to repay outstanding debt, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and/or seek protection under the United States Bankruptcy Code, and it is likely that investors will lose all or a part of their investment.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our electric vehicles.

The design, manufacture and sale of electric vehicles is a capital-intensive business. Our business plan to design, produce, sell and service commercial electric buses, vans and trucks, including the Gen 4, Gen 5, EF-1 truck and EF-1 V van, and Transit Buses is expected to require continued capital investment and incur substantial costs including research and development expenses, raw material procurement costs, sales and distribution expenses as we build our brand and market our vehicles, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our vehicles but also to control our capital expenditures and costs. As we expand our product portfolio, including the release of Gen 4 and the acquisition of the Proterra Transit Bus business in 2024, we will need to manage costs effectively to sell those products at our expected margins. If we are unable to cost efficiently design, manufacture, market, sell and distribute and service our vehicles and provide our services, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected. Unlike established EV automotive manufacturers that have greater financial resources than we do, there can be no assurance that we will have access to the capital we need on favorable terms when required or at all. In addition, future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.

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

Risks Related to Our Business and Industry

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

If we are unable to successfully design, develop, manufacture and sell our Gen 4, Gen 5, EF-1 truck and EF-1 V van, and our Transit Buses, our business, prospects, financial condition, results of operations, and cash flows could be materially and adversely affected. If we are able to manufacture and market the Gen 4, Gen 5, EF-1 truck and EF-1 V van, and Transit Buses, factors affecting competition include product performance and quality, technological innovation, customer experience, brand differentiation, product design, pricing and TCO, and manufacturing scale and efficiency. Increased competition will lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, prospects, financial condition, results of operations, and cash flow.

Phoenix faces competition from global automotive manufacturers.

We compete with a number of commercial EV manufacturers, including those such as Lightning eMotors and GreenPower Motor Company. In addition to Tesla & Rivian, a number of traditional global automobile manufacturers, including Ford, General Motors, Mercedes Benz, and Nissan-Renault- Mitsubishi-Toyota, and Chinese based EV manufacturers have entered the consumer EV business, and a few, including BYD, Ford, General Motors, Tesla and Daimler have begun entry into the commercial EV market. These companies have far greater resources, brand recognition, and distribution channels than Phoenix or the Company does, which could make it difficult for Phoenix to gain widespread market acceptance. There can be no assurance that Phoenix will be able to compete successfully with other market participants, and, if Phoenix cannot, then its business could fail.

Costs of electric vehicles are high in comparison with those of traditional vehicles powered by internal combustion engines or hybrids.

Phoenix’s EVs will not gain wide acceptance unless Phoenix can reduce manufacturing and selling costs. Prices of Phoenix EVs range from $165,000 to $225,000, whereas prices of comparable traditional combustion engine vehicles range from approximately $90,000 to $140,000. Prices of the recently acquired Transit Bus business, prices range from $650,000 to $1,100,000. The cost difference is due to the incremental cost of electric drivetrain, including lithium-ion batteries, motors, inverter and control software, coupled with the relatively low volume of production, leading to higher overheads.

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

If our vehicles fail to perform as expected or have defects, our ability to develop, market and sell or lease our electric vehicles could be harmed.

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

The failure to successfully integrate Proterra Transit Business Unit’s business and operations in the expected time frame may adversely affect the combined company’s future results.

As previously reported, on January 11, 2024, the Company completed the acquisition of the Proterra transit business unit (the “Transit Business”) pursuant to the asset purchase agreement with Proterra signed on November 13, 2023. The Company believes that the acquisition of the Transit Business will result in certain benefits, including revenue growth, certain cost synergies, drive product innovations, and operational efficiencies. However, to realize these anticipated benefits, the businesses of the Company and the Transit Business must be successfully combined. The success of the asset acquisition will depend on the Company’s ability to realize these anticipated benefits from combining the businesses of the Company and the Transit Business. The Company may fail to realize the anticipated benefits of the asset acquisition for a variety of reasons, including the following:

●	failure to successfully manage relationships with Transit Business customers, distributors and suppliers;

●	failure of customers to accept new products or to continue as customers of the Company;

●	customer and revenue attrition of the Transit Business in excess of anticipated levels;

●	failure to qualify the Company’s products as a primary source of supply with OEM customers on a timely basis or at all;

●	potential incompatibility of technologies and systems;

●	failure to integrate and leverage the increased scale of the Transit Business quickly and effectively;

●	potential difficulties preparing financial statements and integrating and harmonizing financial reporting systems;

●	the loss of key employees of the Transit Business;

●	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company; and

●	failure to combine product offerings and product lines quickly and effectively.

●	the risk of entering market segments in which the Company has no or limited direct prior experience and where competitors in such market segments have stronger market segment positions;

●	failure to have adequate capital resources to finance the Transit Business operations and business

The actual integration may result in additional and unforeseen expenses or delays. If the combined company is not able to successfully integrate the Transit Business’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the asset acquisition may not be realized fully or at all or may take longer to realize than expected.

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

We are highly dependent on the services of Denton Peng, our Chief Executive Officer and Interim Chief Financial Officer.

We are highly dependent on the services of Denton Peng, our Chief Executive Officer and Interim Chief Financial Officer. Mr. Peng is the source of many, if not most, of the ideas and execution driving our strategies and supply chains. If Mr. Peng were to discontinue his service to us due to death, disability or any other reason, we would be significantly disadvantaged.

Our lack of effective internal controls over financial reporting may affect our ability to accurately report our financial results or prevent fraud, which may affect the market for and price of our Common Stock.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). The Company has identified the following material weaknesses, in the design or operation of internal controls, which could adversely affect the Company’s ability to record, process, summarize and report financial data: (1) failure to maintain an effective control environment of internal control over financial reporting; (2) failure to develop an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including business, operational, and fraud risks; (3) ineffective monitoring activities to assess the operation of internal control over financial reporting; and (4) lack of sufficient controls designed and implemented for financial information processing and reporting and lacked resources with requisite skills for the financial reporting under U.S. GAAP.

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

On November 22, 2022, we entered into the SEPA with YA II PN, Ltd. (“Yorkville”), pursuant to which Yorkville has committed to purchase up to $10,000,000 of our common stock, subject to certain limitations and conditions set forth in the SEPA. We have the right to control the timing and amount of any sales of our shares of common stock to Yorkville under the SEPA. As of December 31, 2023, we sold a total of 1,576,545 shares of common stock and the company received $1.9 million in net proceeds from the sales.

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

ITEM 1 B. Unresolved Staff Comments

None.

ITEM 1 C. Cybersecurity

Cybersecurity risk management is an integral part of our overall enterprise risk management program. We have made significant investments in processes, and technology to protect Phoenix’s connected vehicles, services, confidential business information, and employee and consumer personal data. We have implemented multiple and varied processes and technologies for the avoidance, identification, assessment, mitigation, and remediation of risks from cybersecurity threats and incidents designated to protect against the cybersecurity risk landscape. We are continuously assessing and enhancing our protection, detection, response, and recovery capabilities and regularly engage with the cybersecurity communities, third-party cybersecurity and compliance partners, internal stakeholders, and organizations leading best practices, to support our goals and objectives. At its core, our cybersecurity risk management program integrates multiple teams across the organization, including our operations team, with leadership and oversight by executive management, the Audit Committee of the Board of Directors (“Audit Committee”), and the Board of Directors (“Board”).

Governance

Board and Committee Oversight

Our Board has oversight responsibility for our overall enterprise risk management and delegates cybersecurity risk management oversight to the Audit Committee. The Audit Committee oversees Phoenix’s policies and practices with respect to risk assessment and risk management, including discussing with management (i) Phoenix’s major financial, cybersecurity, privacy and other information technology risk exposures; (ii) the steps that have been taken to monitor and control such exposures; and (iii) any material cybersecurity threats or incidents. The Audit Committee and the Board receive regular reporting from Phoenix’s management on the status of our cybersecurity program and ad hoc reporting on material cybersecurity threats and incidents.

Management’s Role

At the management level, our COO and CFO are responsible for leading our cybersecurity risk management program and enterprise cybersecurity matters. The COO and CFO monitor the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents. For potentially material cybersecurity threats and incidents, we escalate these to the CEO, and would raise such threats and incidents to our Audit Committee Chair and, as appropriate, to our Board as they arise.

Management of Cybersecurity Risk

Our Cybersecurity Risk Management Processes

Our cybersecurity risk management program provides a framework for handling cybersecurity threats and incidents by escalating risks, issues, and key decisions to management, the Audit Committee, and our Board. Our program is designated to protect our products and services, confidential business information (including intellectual property), and employee and consumer data and includes steps for detecting and monitoring cybersecurity threats and incidents, assessing the severity of such threats or incidents, identifying the source of such threats or incidents, including whether such threats or incidents are associated with a third-party vendor or service provider, implementing cybersecurity countermeasures and mitigation strategies and informing management, the Audit Committee, and our Board of potentially material cybersecurity threats and incidents. In addition, our operations team provides cybersecurity training to employees during the onboarding process and periodic basis thereafter, with specialized training and tabletop exercises for our core incident response teams and executive management on at least an annual basis.

ITEM 2. Properties

Our principal executive offices are located at its headquarters comprising approximately 39,043 square feet at 1500 Lakeview Loop, Anaheim, California. The lease on the Anaheim facility expires in March 2027. We currently carry out the production of our electric transit buses from a lease facility at 1 Whitlee Ct, Greenville, South Carolina. The Greenville Facility is leased by use at a rent of $1.3 million per year and the lease on Greenville Facility expires in June 2026. We believe that our existing facilities are adequate for our current business operations and we will be able to enter into lease arrangements on commercially reasonable terms for future expansion.

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

Holders of Common Equity

As of April 10, 2024, there were 14 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, rights or units through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date. The payment of cash dividends in the future is dependent upon our revenues and earnings, if any, capital requirements, the terms of any indebtedness and general financial condition. The payment of any cash dividends will be within the discretion of the Board at such time. In addition, the Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

For a description of securities authorized under our equity compensation plans, see Note 14 “Stock-based Compensation” to the consolidated financial statements included elsewhere in this Annual Report for more information.

Recent Sales of Unregistered Securities

Any previous sales of unregistered securities by the Company have been previously disclosed in our reports on Form 8-K filed with the SEC.

Issuer Purchases of Equity Securities

None.

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

Basis of Presentation

Our consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Critical accounting estimates are those estimates that involve a significant level of estimation uncertainty and could have a material impact on our financial condition or results of operations. We have critical accounting estimates in the areas of accounts receivable and allowance for credit loss, impairment of long-lived assets, impairment of goodwill, fair value of derivative liabilities, and product warranties.

Principal Factors Affecting Our Results of Operations

We believe that the following factors have had, and we expect that they will continue to have, a significant effect on the development of our business, financial condition and results of operations.

●	BOM and Supply Chain Challenges. Purchased materials represent the largest component of cost of goods sold in our products and we continue to explore ways to improve cost structure of our products through better design, strategic alliances for sourcing, supply chain optimization, and, in some cases vertical integration. We believe that an increase in volume and additional experience as well as long term and strengthened supply chain partnerships will allow us to continue to reduce our Bill of Materials (“BOM”), labor and overhead costs, as a percentage of total revenue. By reducing material costs, driving improvement in battery performance, increasing facility utilization rates and achieving better economies of scale, we can reduce prices while maintaining or growing gross margins of our products to further lower customers’ total cost of ownership (“TCO”) and help accelerate commercial electric vehicle adoption. Because we rely on third party suppliers for the development, manufacture, and development of many of the key components and materials used in our vehicles, we have been affected by industry-wide challenges such as significant delivery delays and supply shortages of certain BOM components. While we continue to focus on mitigating risks to our operations and supply chain in the current industry environment, we expect that these industry-wide trends will continue to affect our ability and the ability of our suppliers to obtain parts and components on a timely basis for the foreseeable future, having a significant impact on our business and results of operations in 2023 and possibly thereafter.
●	Availability of Funding to Develop Products and Scale Production. Our results are impacted by our ability to sell our electrification solutions and services to new and existing customers. We have had initial success with selling to our fleet customers. In order to sell additional products to new and existing customers, we will require substantial additional capital to develop our products and services, ramp up production and support expansion. Although we pursue an asset light strategy, we expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we continue to invest in our technology, research and development efforts, obtain, maintain and improve our operational, financial and management information systems, hire additional personnel, obtain, maintain, expand and protect our intellectual property portfolio. Until we can generate sufficient revenue from vehicle sales, we expect to primarily finance our operations through proceeds from public or private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs. The amount and timing of our future funding requirements, will depend on many factors, including the pace and results of our research and development efforts, the lead time for various components in our supply chain, and our ability to successfully manage and control costs and scale our operations.
●	Government Subsidies and Incentive Policies. With growing emphasis on improving air quality around our communities, large states like California are mandating key end user segments to switch to zero emission transportation options. Some of the key regulations driving growth in our addressable market include:
●	requiring all transit buses in California to be zero emissions by 2040;
●	requiring all airport shuttles in California to be all electric by 2035,
●	requiring at least 50% of all medium-duty trucks sold in California to electric by 2030,

●	requiring specific end user segments like drayage and yard trucks to go electric.

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments like, transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding / incentives driving adoption of electric medium duty vehicles include:

●	the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state;
●	the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle;
●	funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states.
●	Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

	The Year Ended
	December 31, 2023	December 31, 2022

	($ in thousands except share and per share data)
Net revenues	$3,122	$4,330
Cost of revenues	3,398	3,510
Gross (loss) profit	(276)	820
Operating expenses:
Selling, general and administrative	14,902	13,970
Provision for credit loss	360	—
Impairment of long-lived assets	4,968	—
Operating loss	(20,506)	(13,150)

Other income (expense):
Interest expense, net	(606)	(7)
Loss on sales-type leases	(98)	—
Change in fair value of derivative liability	(319)	—
Employee retention credit	697	196
Others	209	265
Total other (expense) income, net	(117)	454
Loss before income taxes	(20,623)	(12,696)
Income tax provision	(22)	(9)
Net loss	$(20,645)	$(12,705)

Net loss per share of common stock:
Basic and Diluted	$(0.97)	$(0.65)
Weighted average common stocks outstanding	21,199,023	19,664,273

Net Revenues

Our revenues were primarily derived from sale and lease of EVs, sales of forklifts and other revenue. Other revenue consists of engineering and maintenance service, sales of component and charging stations, shipping and delivery fees and others.

For the years ended December 31, 2023 and 2022, our revenues were $3.1 million and $4.3 million, respectively. The 27.9% decrease in revenues was primarily driven by the decrease in sales of all - electric lithium - ion forklifts and reduction in lease of EVs.

The decrease in sales of all - electric lithium - ion forklifts is mainly because of a slowdown in demand during the year ended December 31, 2023 compared to the year ended December 31, 2022 due to less competitive price of the forklifts in the market. The reduction in lease revenue during the year ended December 31, 2023 is mainly because, during the year ended December 31, 2023, we and certain customers amended agreements related to the leased EVs to renew the lease term. Since there was no grant of additional right - of - use assets, we did not account for the modified lease agreements as new leases but accounted for the original lease and the modified lease agreements as a combined lease. We reviewed the combined lease agreements and considered that (i) the lease term represents for the major part (greater than 75)% of the economic life of the underlying equipment; or (ii) the present value of the sum of lease payments and any residual value guaranteed by the lessee that has not already been included in lease payments equals or exceeds substantially (greater than 90)% all of the fair value of the underlying asset. The modified EV lease agreements are thus accounted for as sales - type leases. Under sales - type lease accounting, at the commencement date, the lessor recognizes a net investment in the lease, based on the estimated fair value of the underlying leased assets at contract inception, and derecognizes the underlying assets with the difference recorded as selling profit or loss arising from the lease, and interest income from the lease is recognized over the lease term. Therefore, the revenue from lease of EVs decreased accordingly.

In addition, during the year ended December 31, 2023, we reassessed the estimates of variable consideration regarding government grant and noted a change in estimated transaction price resulting from our inability to timely delivery required number of EVs due to our significant cash shortage. Therefore, we recorded a reduction of $0.4 million revenue in the period in which the transaction price changes. This reduction also results in the decrease of our revenues during the year ended December 31, 2023 compared to December 31, 2022.

Our revenue breakdown by major categories is as follows:

	Year ended	Year ended
	December 31, 2023	December 31, 2022

	($ in thousands)
Sales of EVs	$1,492	$1,789
Lease of EVs	369	551
Sales of forklifts	410	1,251
Others	851	739
	$3,122	$4,330

Despite strong demand for our EVs as indicated by our sales backlog, cash shortage during the year of 2023, which in turn restrained our purchases and resulted in high turnover in our staffs, affected our production and thus impacted our results in the year ended December 31, 2023.

We receive grants from government agencies related to sales and leases of EVs, and sales of chargers. For the years ended December 31, 2023 and 2022, the amount of governmental grant recognized as revenue from sales of EVs and chargers was $0.5 million and $0.9 million, respectively. For the years ended December 31, 2023 and 2022, the amount of governmental grant recognized as reductions of the cost of sales for EV leasing was $47 thousands and $0.2 million, respectively and the amount of governmental grant recognized as reduction of carrying amount of sales - type leased vehicles was $0.2 million and nil, respectively. As of December 31, 2023 and 2022, the balances of government grants received were included in deferred income with amount of $0.4 million and $0.5 million, respectively.

Cost of Revenues

Our costs of revenue consist primarily of direct parts, material and labor costs, inventory write-down, as well as shipping and delivery and other costs.

For the years ended December 31, 2023 and 2022, our costs of revenue were $3.4 million and $3.5 million, respectively. Despite decreased revenue, the cost of revenues remained stable as the prior year, primarily due to obsolete inventory write-off of $0.3 million for generation 3.5 as well as the $0.4 million reduction of revenue due to change in estimated transaction price mentioned in the net revenues above during the year ended December 31, 2023.

Gross Margin

Gross (loss) profit is defined as revenues minus cost of revenues. Gross margin, stated as a percentage, is defined as the gross (loss) profit divided by the revenues.

For the years ended December 31, 2023 and 2022, our combined gross margin fell from 18.9% to negative 8.8%, driven by the following reasons: 1) lower margins of electric forklifts sold in 2023 since we lowered selling price from an average of $45,000 per unit to an average of $42,000 per unit mainly due to our forklifts are less competitive in the current market, 2) $0.4 million reduction of revenue due to change in estimated transaction price as mentioned in the net revenues above, and 3) obsolete inventory write-off of $0.3 million as mentioned in the cost of revenue above.

Operating Expenses

Operating expenses consist of selling, general, administrative expenses, provision for credit loss, and impairment of long-lived assets.

Our selling, general and administrative expenses which consist primarily of salaries, research and development, professional service fees, rent expense, and office supplies expenses. For the years ended December 31, 2023 and 2022, our general and administrative expenses were $14.9 million and $14.0 million, respectively. The increase in general and administrative expenses is mainly due to the increase in research and development costs for Gen 4 product, where a significant portion of design and engineering work were outsourced to third party vendors and partners and partially reduced by the decrease in staff/payroll cost due to resignation of employees.

The provision for credit loss was $0.4 million and nil for the years ended December 31, 2023 and 2022. The provision for credit loss for 2023 was mainly due to the provision for security deposit of our previous lease of $0.2 million due to our early termination of the lease as well as provision for prepaid expenses for certain R&D projects of $0.2 million, which were suspended due to our severe cash shortage.

For the years ended December 31, 2023 and 2022, impairment loss recorded for property and equipment was $0.5 million and nil, respectively. The impairment was due to the retirement of the vehicles in 2023.

For the years ended December 31, 2023 and 2022, impairment loss recorded for intangible assets was $1.1 million and nil, respectively, and impairment loss recorded for our right - of - use assets was $3.4 million and nil, respectively. The impairment was due to uncertainty to bring future economic benefit to our business.

Other Income (Expense), net

Other income (expense), net includes the followings:

Interest Expense, net

Our interest expense, net for the years ended December 31, 2023 and 2022 were $0.6 million and $7 thousands, respectively. The increased interest expenses were mainly due to debt discount amortization and interest expense for convertible notes and short term borrowing.

Other income

Our other income for the year ended December 31, 2023 was $0.2 million, primarily due to forgiveness of long-aged payables. Our other income for the year ended December 31, 2022 was $0.3 million, primarily due to forgiveness of PPP loan, and partially offset by a loss related to a phishing scam.

Loss on sales - type lease

Our loss on sales - type lease for the years ended December 31, 2023 and 2022 were $0.1 million and nil, respectively, primarily due to the modified EV lease agreements were accounted for as sales - type leases in 2023. However, there was a loss generated from these sales-type leases due to our inability to obtain government grant in relation to these EV lease agreements, resulting from our inability to timely deliver required number of EVs due to our significant cash shortage as mentioned in net revenues above.

Change in fair value of derivative liability

Our loss in change in fair value of derivative liability for the years ended December 31, 2023 and 2022 were $0.3 million and nil, respectively. The loss was due to mark to market of derivative liability from recognition date to December 31, 2023.

Employee retention credit

Our employee retention credit for the years ended December 31, 2023 and 2022 were $0.7 million and $0.2 million, respectively. The increase was mainly due to more employee retention credit was approved and granted by Internal Revenue Service in 2023.

Net Loss

As a result of the above factors, our net loss for the years ended December 31, 2023 and 2022, was $20.6 million, and $12.7 million, respectively.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP, which requires us to make judgments, estimates and assumptions. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates and assumptions on our own historical data and other assumptions that we believe are reasonable after taking account of our circumstances and expectations for the future based on available information. We evaluate these estimates and assumptions on an ongoing basis.

Our expectations regarding the future are based on available information and assumptions that we believe to be reasonable and accurate, which together form our basis for making judgments about matters that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, our actual results could differ from those estimates. Some of our accounting policies require a higher degree of judgment than others in their application.

The critical accounting policies, judgments and estimates that we believe to have the most significant impact on our consolidated financial statements are described below, which should be read in conjunction with our consolidated financial statements and accompanying notes and other disclosures included in this prospectus. When reviewing our financial statements, you should consider:

●	our selection of critical accounting policies;
●	the judgments and other uncertainties affecting the application of such policies;
●	the sensitivity of reported results to changes in conditions and assumptions;

Our critical accounting policies and practices include the following: (i) Revenue recognition; (ii) Impairment of long-lived assets and goodwill; (iii) Inventories; (iv) Accounts receivable and allowance for credit loss; (v) Product warranties; (vi) Derivative Instruments; and (vii) Income taxes. See Note 3—Summary of Significant Accounting Policies to our consolidated financial statements for the disclosure of these accounting policies. We believe the following accounting estimates involve the most significant judgments used in the preparation of our financial statements.

We consider an accounting estimate to be critical if: (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations. We consider our critical accounting estimates include (i) accounts receivables and allowance for credit loss; (ii) impairment of long-lived assets; (iii) impairment of goodwill; (iv) fair value of derivative liabilities; and (v) product warranties.

Accounts receivables and allowance for credit loss

The Company grants open credit terms to credit-worthy customers. Accounts receivable are primarily related to sales of EV, EV components, and forklifts. The Company maintains allowances for doubtful accounts. The Company adopted ASC 326 Financial Instruments — Credit Losses using the modified retrospective approach through a cumulative-effect adjustment to accumulated deficit from January 1, 2020. Management used an expected credit loss model for the impairment of trading receivables as of period ends. Management believes the aging of accounts receivable is a reasonable parameter to estimate expected credit loss, and determines expected credit losses for accounts receivables using an aging schedule as of period ends. The expected credit loss rates under each aging schedule were developed on basis of the average historical loss rates from previous years, and adjusted to reflect the effects of those differences in current conditions and forecasted changes. Management measured the expected credit losses of accounts receivable on a collective basis. When an accounts receivable does not share risk characteristics with other accounts receivables, management will evaluate such accounts receivable for expected credit loss on an individual basis. Doubtful accounts balances are written off and deducted from allowance, when receivables are deemed uncollectible, after all collection efforts have been exhausted and the potential for recovery is considered remote. There was a reversal of credit loss for accounts receivable of $10 thousands during the year ended December 31, 2023. Provision for credit loss was nil for the year ended December 31, 2022.

Impairment of long-lived assets

All long-lived assets of the Company, which include tangible long-lived assets, right-of-used assets and intangible long-lived assets with finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to the estimated undiscounted future cash flows expected to be generated by the assets. If the carrying amount of an asset exceeds its estimated future undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount of the asset and its fair value.

The judgments and estimates involved in identifying and quantifying the impairment of long-lived assets involve inherent uncertainties, and the measurement of the fair value is dependent on the accuracy of the assumptions used in making the estimates and how those estimates compare to our future operating performance. The key assumptions and estimates include projections of future operating results and cash flows of each asset group that are based on internal budgets and strategic plans, historical performance and growth rate, and the effects of external factors and market conditions. Changes in these estimates and assumptions could materially affect the estimated fair value of each asset group that could result in an impairment charge to reduce the carrying value of long-lived assets, which could be material to our financial position and results of operations.

We recorded $5.0 million and nil impairment of long-lived assets for the years ended December 31, 2023 and 2022, respectively.

Impairment of goodwill

We assess goodwill for impairment in accordance with ASC 350-20, Intangibles—Goodwill and Other: Goodwill (“ASC 350-20”), which requires that goodwill be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events.

We have only one reporting unit as of December 31, 2023 and 2022. We have the option to assess qualitative factors first to determine whether it is necessary to perform the quantitative test in accordance with ASC 350-20. In the qualitative assessment, we consider primary factors such as industry and market considerations, overall financial performance of the reporting unit, and other specific information related to the operations. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates.

We performed the annual goodwill impairment assessment on December 31, 2023 by considering all qualitative factors including the comparison of market cap and the carrying amount of the reporting unit (after the impairment of long-lived assets). We recorded nil impairment of goodwill for the years ended December 31, 2023 and 2022, respectively.

Fair value of derivative liabilities

The Company evaluates its convertible debt to determine if the contract or embedded component of the contract qualifies as derivatives to be separately accounted for in accordance with ASC 480, “Distinguish by Liabilities from Equity”, and ASC 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a derivative instrument. The Company recognizes the embedded component of the convertible debt as derivative liabilities at fair value and adjusts the instruments to fair value at each reporting period. The derivative liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations.

The derivative liabilities embedded in convertible debt issued in June 2023 were initially measured at fair value using a Monte Carlo simulation (“MCS”) and the derivative liabilities embedded in convertible debt issued in October 2023 were initially measured at fair value using a binominal tree model, both derivative liabilities are subsequently re-measured at fair value using a binominal tree model as of December 31, 2023. Both MCS and binominal tree model consider all relevant assumptions current at the date of valuation (i.e., share price, exercise price, term, volatility, risk-free rate, probability of dilutive term, and expected time to conversion). The determination of the fair value of the derivative liabilities may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. The selection of methodology to measure the fair value also involves judgment.

Derivative liability as of December 31, 2023 and 2022 was $1.2 million and nil, respectively, with $319 thousands and nil loss on change in fair value recorded in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

Product warranties

The Company provides warranties on all vehicles or components sold in addition to pass through warranties from third party component suppliers. The Company accrues a warranty reserve for the products sold by the Company, which includes the Company’s best estimate of the projected costs to repair or replace items under warranties. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Company’s relatively short history of sales, and changes to the Company’s historical or projected warranty experience may cause material changes to the warranty reserve in the future. The Company considers the warranty provided is not providing incremental service to customers rather an assurance to the quality of the vehicle, and therefore is not a separate performance obligation and should be accounted for in accordance with ASC 460, Guarantees.

The balance of warranty reserve was $289 thousands and $325 thousands as of December 31, 2023 and 2022, respectively.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies” to our consolidated financial statements for a description of recently issued or adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

Liquidity and Capital Resources

We had recurring losses from operations. We have incurred a net loss of $20.6 million and the net cash used in operating activities was $3.7 million during the year ended December 31, 2023, and as of December 31, 2023, working capital deficit was $4.9 million. We have incurred significant recurring losses and negative cash flow from operating activities and need to raise additional funds to sustain its operations. These factors raise substantial doubt as to our ability to continue as a going concern.

For the next 12 months from the issuance date of the consolidated financial statements, we plan to continue implementing various measures to boost revenue and control the cost and expenses within an acceptable level. Such measures include: 1) align capacity with demand and prioritize production for high margin products in our order backlog; 2) expand and strengthen strategic partnership to outsource a significant portion of design and engineering work for next generation product to third party vendors and suppliers to control overall development costs; 3) negotiate better payment terms with customers and for some of the new orders, require down payments; 4) implement comprehensive budget control and reduce operating expenses; and 5) calibrate capital allocation to manage liquidity and drive near-term goals without compromising long-term growth; 6) continue to proactively implement a robust capital market strategy to provide financing for our operations through proceeds from public or private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs.

A summary of the cash flow activities for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022

	($ in thousands)
Net cash used in operating activities	$(3,652)	$(14,866)
Net cash used in investing activities	(93)	(1,011)
Net cash generated from financing activities	6,639	13,583
Net increase/(decrease) in cash and cash equivalents	2,894	(2,294)

Operating Activities

Net cash used in operating activities was $3.7 million for the year ended December 31, 2023, primarily as a result of (i) net loss of $20.6 million, adjusted by non-cash items of depreciation and amortization of $1.2 million mainly in relation to equipment, furniture vehicles, trademark and technology, provision for credit loss of $0.4 million related to security deposit due to our early termination of lease as well as prepaid expenses to certain R&D expenses due to project suspension resulted from our cash shortage, amortization of right-of-use assets of $0.8 million, warrants issued in connection with unclosed convertible note offering of $0.9 million, impairment of long-lived assets of $5.0 million in relation to property and equipment, intangible assets, and right-of-use assets due to uncertainty to bring future economic benefit to our business, write-down of inventories of $0.3 million to adjust our forklifts to net realizable value, loss on sales-type leases of $0.1 million and changes in operating assets and liabilities including (i) a decrease in inventories of $1.7 million due to decrease of purchase due to our cash shortage, (ii) a decrease in prepaid expenses and other assets of $1.1 million due to the receipt of previous R&D project deliveries and no additional prepaid expenses on R&D projects due to cash shortage, (iii) a decrease in accounts receivable of $1.2 million due to collection and less sales near the year end, (iv) a decrease in lease liability of $0.3 million, and (v) an increase in accounts payable of $2.3 million due to our severe cash shortage; and (vi) an increase in advance from customer of $1.2 million in relation to additional backlog orders with down-payments received; and (vii) and increase of accrued liabilities and other liabilities of $0.4 million due to our cash shortage; and (viii) a decrease of net investment in leases of $0.3 million in relation to lease payments received from sales-type leases.

Net cash used in operating activities was $14.9 million for the year ended December 31, 2022, primarily as a result of (i) net loss of $12.7 million, adjusted by non-cash items of depreciation and amortization of $1.6 million mainly in relation to equipment, furniture vehicles, trademark and technology, forgiveness of PPP loan of $0.6 million, amortization of right-of-use assets of $0.8 million, and stock-based compensation expenses of 1.0 million in relation to the new grant of unrestricted stock units and continuous vesting of stock options, and changes in operating assets and liabilities including (i) an increase in inventories of $2.5 million due to increased productive capability due to cash obtained from IPO, (ii) an increase in prepaid expenses and other assets of $1.0 million in relation to R&D projects of new generation of our EVs, (iii) an increase in accounts receivable of $0.3 million due to collection of receivables, (iv) a decrease in lease liability of $0.6 million due to lease payments, and (v) a decrease in accounts payable of $0.4 million due to payment of payables; partially offset by (i) an increase in advance from customer of $0.4 million due to additional backlog orders with down-payments received.

Investing Activities

For the year ended December 31, 2023, net cash used in investing activities was $0.1 million, primarily as a result of purchases of property and equipment.

For the year ended December 31, 2022, net cash used in investing activities was $1.0 million, primarily as a result of capital expenditure of $1.3 million, partially offset by proceeds from disposal of property and equipment of $0.3 million.

Financing Activities

Net cash generated from financing activities was $6.6 million for the year ended December 31, 2023, primarily as result of proceeds from borrowing of $0.9 million, proceeds from convertible notes of $3.0 million, proceeds from related party borrowing of $2.1 million and proceeds received from standby equity purchase agreement of $1.9 million, partially offset by $1.3 million repayment of related party borrowings.

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

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of material weaknesses in our internal control over financial reporting as discussed below.

Notwithstanding these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that the Consolidated Financial Statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022 and  the consolidated results of operations and cash flows for each of the fiscal years presented herein in conformity with U.S. generally accepted accounting principles.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 5d-15(f) under the Exchange Act), as of December 31, 2023. The framework used by management in making the assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2023, the Company’s internal control over financial reporting was not effective for the purpose for which it is intended and determine there to be a material weakness.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2023:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fourth fiscal quarter of the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Xiaofeng Denton Peng	46	Director, Chairman of the Board, Chief Executive Officer and Interim Chief Financial Officer
Jose Paul	42	Chief Revenue Officer
HoongKhoeng Cheong	56	Director
John F. Perkowski	73	Independent Director
Steven E. Stivers	56	Independent Director
Sam Van	43	Independent Director

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

Mr. Xiaofeng Denton Peng has served as our Chairman of the Board of Directors since December 2020. Mr. Peng has served as a director and the executive chairman of the board of directors of SPI Energy Co., Ltd., our largest shareholder, since January 10, 2011 and as the chief executive officer of SPI Energy Co. Ltd. since March 25, 2016. Mr. Peng founded LDK Solar Co., Ltd., or LDK, in July 2005 and is LDK’s chairman of the board and chief executive officer. Prior to founding LDK, Mr. Peng founded Suzhou Liouxin Co., Ltd., or Suzhou Liouxin, in March 1997 and was its chief executive officer until February 2006. Suzhou Liouxin is a leading manufacturer of personal protective equipment in Asia. Mr. Peng graduated from Jiangxi Foreign Trade School with a diploma in international business in 1993 and from Beijing University Guanghua School of Management with an executive MBA degree in 2002. On June 6, 2023, the Board of Directors appointed Xiaofeng Peng to replace Dr. Lance Zhou as the Company’s Chief Executive Officer effective immediately. Mr. Peng will continue to serve as Chairman of the Board of Directors in addition to his CEO duties. In addition, Mr. Peng has assumed interim Chief Financial Officer since April 11, 2024.

Mr. Jose Paul joined Phoenix in August 2016 and has served as our CMO since September 2021. Prior to that, Mr. Paul served as VP of Business Development and oversaw our Marketing & Business Development functions. Prior to joining Phoenix, Mr. Paul worked at FedEx Express, Dubai holding various positions including Business Planning Advisor, Senior Regional Analyst as the Brand Advisor for the MEIA region. Jose previously worked at Frost & Sullivan in the Automotive & Transportation division as Consulting Manager — Middle East and North Africa region. Mr. Paul also worked at TNS Global, India and at Feedback Business Consulting. Mr. Paul earned a bachelor’s in computer science, Mathematics and Statistics from Christ College, Bangalore University and an MBA from the School of Management Studies, Cochin University of Science and Technology.

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

Board of Directors

Our board of directors currently consists of six directors, three of whom satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Rule 5605 of the NASDAQ Rules. The Board of Directors has determined that John F. Perkowski, Steven E. Stivers, and Sam Van are independent under Rule 5605(a)(2) of the NASDAQ Rules.

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

The Board of Directors held 3 meetings during 2023. During 2023, no director attended fewer than 75% of the meetings of the Board of Directors and Board committees of which the director was a member.

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

Audit Committee

The Audit Committee consists of John F. Perkowski, Steven E. Stivers and Sam Van and is chaired by John F. Perkowski. The Board has determined that John F. Perkowski is an audit committee financial expert, as defined by the SEC rules. The audit committee assists the Board’s oversight of (1) the quality and integrity of our financial statements and related disclosure, (2) our compliance with legal and regulatory requirements, (3) the independent auditor’s qualifications and independence, (4) the performance of our internal audit function and independent auditors and (5) related-party transactions. The audit committee is responsible for, among other things:

●	appointing the independent auditors and pre-approving any non-audit services to be performed by the independent auditors;
●	reviewing and approving all proposed related-party transactions;
●	reviewing with the independent auditors any audit problems or difficulties and management’s response;
●	discussing the audited financial statements with management and the independent auditors;
●	reviewing major issues as to the adequacy of our internal controls and any significant deficiencies or material weaknesses in internal controls.
●	meeting separately and periodically with management and the independent auditors;
●	reviewing with the general counsel the adequacy of procedures to ensure compliance with legal and regulatory responsibilities; and
●	reporting regularly to the entire board of directors.

The Audit Committee held 3 meetings during 2023.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended December 31, 2023, all filing requirements Section 16(a) of the Securities Exchange Act of 1934 were not applicable to our officers, directors and greater than ten percent beneficial owners.

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

ITEM 11. Executive Compensation

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation accrued for our named executive officers in each of fiscal 2023 and 2022.

	Fiscal Year		Stock and		All other
	Ended	Salary	Options		Compensations
Name and Principal Position	December 31,	($)	Awards($)		($)	Total ($)
Xiaofeng Peng	2023	158,877	—		—	158,877
(Director, Executive Chairman of Board Director, Chief Executive Officer and Interim Chief Financial Officer)	2022	—	235,500	(1)	—	235,500

Liang Lance Zhou	2023	102,411	—		—	102,411
(Former Director and Chief Executive Officer)	2022	166,667	274,750	(2)	—	441,417

Wenbing Chris Wang	2023	200,000	—		—	200,000
(Former Chief Financial Officer)	2022	200,000	235,500	(3)	—	435,500

Joe Mitchell	2023	—	—		—	—
(Former Chief Executive Officer)	2022	79,322	75,250	(4)	—	154,572
(1)	Consists of 150,000 shares of unrestricted stock units granted in 2022 as a special one-time award in recognition of the work done related to our IPO.
(2)	Consists of 350,000 shares of Phoenix’s common stock under its 2021 Stock Plan, which options vest over four years, provided Dr. Zhou remains in continuous service with Phoenix during the vesting period, with 25% vesting on each of the first, second, third and fourth anniversary of the grant date, exercisable at $1.72 per share and expiring 10 years from the grant date and 175,000 shares of unrestricted stock units as a special one-time award in recognition of the work done related to our IPO. Dr. Zhou resigned as Chief Executive officer in April 2023.
(3)

Consists of 125,000 shares of Phoenix’s common stock under its 2021 Stock Plan, which options vest over four years, provided Mr. Wang remains in continuous service with us during the vesting period, with 25% vesting on each of the first, second, third and fourth anniversary of the grant date, exercisable at $1.72 per share and expiring 10 years from the date of grant and 150,000 shares of unrestricted stock units as a special one-time award in recognition of the work done related to our IPO. Mr. Wang resigned as Chief Financial Officer in March 2024.

(4)	Consists of 43,750 shares of Phoenix’s common stock, which was vested and exercised at $1.72 per share in the year of 2022. On March 31, 2022, Mr. Mitchell resigned from the company.

Employment Agreements

We have entered into at-will employment agreements with each of our executive officers. These employment agreements became effective on the signing date and will remain effective through 2024. We may terminate an executive officer’s employment for cause for certain acts of the officer, including, but not limited to, conviction of a felony, any act involving moral turpitude, or a misdemeanor where imprisonment is imposed; commission of any act of theft, fraud, dishonesty, or falsification of any employment or Company records; improper disclosure of the Company’s confidential or proprietary information; any action that has a detrimental effect on the Company’s reputation or business; or failure to perform agreed duties. We may also terminate an executive officer’s employment without cause. Each of us or the relevant executive officer may terminate the employment by giving advance written notice. We may renew the employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2023.

OUTSTANDING EQUITY AWARDS AT 2023 FISCAL YEAR END
	OPTION AWARDS					STOCK AWARDS
Equity
								Equity	Incentive Plan
								Incentive Plan	Awards:
								Awards:	Market or
								Number	Payout
			Equity					of	Value of
			Incentive				Market	Unearned	Unearned
			Plan			Number	Value of	Shares,	Shares,
			Awards:			of Shares	Shares or	Units or	Units or
	Number of	Number of	Number of			or Units	Units of	Other	Other
	Securities	Securities	Securities			of Stock	Stock	Rights	Rights
	Underlying	Underlying	Underlying			That	That	That	That
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not	Have Not	Have Not	Have Not
	Options(#)	Options(#)	Unearned	exercise	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Option(#)	Price($)	Date	(#)	($)	($)	($)
Xiaofeng Peng, CEO and interim CFO	1,050,000	—	—	1.72	1/24/2031	—	—	—	—

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

Compensation of Directors

The following table sets forth information regarding compensation of each director, excluding our executive directors, Xiaofeng Peng, HoongKhoeng Cheong, who do not receive compensation in their capacity as executive directors, for fiscal 2023.

FISCAL 2023 DIRECTOR COMPENSATION
	Fees			Non-Equity	Nonqualified
	Earned or	Stock	Option	Incentive Plan	Deferred	All Other
	Paid in	Awards	Awards	Compensation	Compensation	Compensation
Name	Cash ($)	($)	($)	($)	Earnings ($)	($)	Total ($)
John F. Perkowski	25,000	—	—	—	—	—	25,000
Steven E. Stivers	20,000	—	—	—	—	—	20,000
Sam Van	20,000	—	—	—	—	—	20,000
Zhenxing Fu (Former Director)	20,000	—	—	—	—	—	20,000

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

ITEM 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The Company has one class of stock outstanding, its Common Stock. The holders of the Common Stock are entitled to one vote per share of Common Stock held on all matters submitted to a vote of stockholders. In the event of liquidation, holders of our Common Stock are entitled to share ratably in our net assets available for distribution to stockholders.

The following table sets forth certain information with respect to the beneficial ownership of our Common Stock as of April 10, 2024 for:

●	each of our named executive officers;
●	each of our directors;
●	all of our executive officers and directors as a group; and

●	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding Common Stock.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days and shares of Common Stock underlying restricted stock units that may be settled within 60 days of April 10, 2024.

The percentage ownership columns in the table is based on 34,685,158 shares of our Common Stock issued and outstanding as of April 10, 2024.

We have determined beneficial ownership in accordance with the rules and regulations of the SEC. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all Common Stock that they beneficially own, subject to applicable community property laws.

Except as otherwise set forth below, the address of each of the persons listed below is Phoenix Motor Inc., 1500 Lakeview Loop, Anaheim, CA 92807. Unless otherwise indicated, the Common Stock beneficially owned by a holder includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person, and also includes options to purchase shares of our Common Stock exercisable within 60 days that have been granted under our incentive stock plans.

						Share
				Total		Percent	Percent
		Shares		Amount		(shares issued	(after giving effect to
	Vested	Issued and		Beneficially		and	the Exercise of
Name of Beneficial Owner	Options(14)	Outstanding		Owned)(1)		outstanding)	Warrants)(16)
More than 5% Stockholders:
Palo Alto Clean Tech Holding Limited	—	12,000,000		12,000,000	(2)	34.6%	23.4%
EdisonFuture, Inc.	—	5,500,000		5,500,000	(3)	15.9%	10.7%
JAK Opportunities II, LLC	—	126,705		3,465,047	(4)	*	9.99%
Sherman Development LLC (11)	—	868,261		3,465,047	(5)	*	9.99%
ATI Chemicals LLC (11)	—	870,000		3,465,047	(6)	*	9.99%
EXO Commodity Solution LLC(11)	—	870,000		3,465,047	(7)	*	9.99%
WWJ Group, Inc. (11)	—	870,000		3,465,047	(8)	*	9.99%
World Trade Technology LLC (11)	—	2,173,913		3,465,047	(9)	6.3%	9.99%
Barton Global LLC(11)	—	1,478,260		2,956,520	(10)	*	5.78%

Named Executive Officers and Directors
Xiaofeng Denton Peng	1,050,000	12,150,000	(2)	13,200,000	(12)	38.0%	25.8%
Wenbing Chris Wang (Former CFO)	62,500	150,000		212,500	(13)	*	*
Jose Paul Plackal	55,000	5,000		60,000		*	*
J. Mark Hastings (Former CFO)	25,000	—		25,000		*	*
HoongKhoeng Cheong	18,750	—		18,750		*	*
John F. Perkowski	2,813	—		2,813		*	*
Steven E. Stivers	2,813	—		2,813		*	*
Sam Van	2,813	—		2,813		*	*
All Directors and Named Executive Officers as a group (8 persons)	1,219,689	12,305,000		13,524,689	(15)	39.0%	26.4%

*     Less than 5%.

(1)       The number of shares of Common Stock beneficially owned includes (i) shares issued and outstanding and (ii) stock options exercisable(including options that will be exercisable within 60 days after April 10, 2024) and includes any shares of Common Stock that may be issued upon exercise of the Warrants issued in 2023 and 2024 that are exercisable within 60 days after April 10, 2024.

(2)       Palo Alto Clean Tech Holding Ltd (“PACT”) is an exempted limited company organized under the laws of the British Virgin Islands. The address of PACT’s principal executive offices is 740 Mayview Avenue, Palo Alto, CA 94303. Mr. Xiaofeng Peng, a

natural person, who is also the Chairman and CEO of the Company, and his spouse Tracy Zhou are the sole Directors of PACT. Amount shown under Named Executive Officers and Directors also includes the 12,000,000 shares owned by PACT.

(3)       Includes shares owned by EdisonFuture, Inc., a Delaware corporation wholly owned by SPI Solar, Inc., a wholly owned subsidiary of SPI Energy Co., Ltd., which is a Cayman Islands company listed on Nasdaq. The principal address of SPI Solar, Inc. is at 4677 Old Ironsides Drive #190, Santa Clara, CA 95054. Our Chairman, Xiaofeng Denton Peng, is also the sole director of EdisonFuture, Inc., and is the chairman and principal stockholder (owning 18.82%) of SPI Energy Co., Ltd. Mr. Peng’s business address is also at 4677 Old Ironsides Drive #190, Santa Clara, CA 95054. This table does not include Mr. Peng’s indirect beneficial ownership of our shares of common stock through his share ownership in SPI Energy Co., Ltd.

(4)       The stockholder, JAK Opportunities II, LLC (“JAK”), is affiliated with ATW Partners Opportunities Management, LLC (“ATW”), which holds voting and dispositive power over such shares. Antonio Ruiz-Gimenez and Kerry Propper serve as the managing members of ATW and, as such, may be deemed to have beneficial ownership over the shares. The principal business address of ATW is 17 State Street, Suite 2130, New York, New York 10004.  The total amount beneficially owned includes (i) 126,705 shares issued and outstanding; (ii) the conversion of $3,250,000 of Convertible Promissory Notes (“the “Convertible Notes”) currently outstanding and payable to JAK by the Company, which are convertible at a floor price of $0.60 per share, which upon conversion results in 5,416,667 shares, and (iii) 2,500,000 warrants exercisable for shares of Common Stock at the price of $1.30 per share (the JAK Warrants”). JAK has agreed to certain beneficial ownership limitations, which provide that (i) a holder of the Convertible Notes will not have the right to convert any portion of its Convertible Notes if the holder would beneficially own in excess of the 4.99% of the number of our shares of common stock immediately after giving effect to such conversion, provided that upon at least 61 days prior notice to us, a holder may increase such limitation up to a maximum of 9.99% of the number of our shares of common stock outstanding (the “Maximum Percentage”); and that (ii) a holder of the JAK Warrants will not have the right to exercise any portion of its Warrants if the holder would beneficially own in excess of the Maximum Percentage immediately after giving effect to such exercise. Accordingly, the total amount beneficially owned column assumes a 9.99% Maximum Percentage of our shares outstanding, after the issuance of the additional shares to JAK.

(5)       Sherman Development LLC purchased 868,261 shares and 3,473,044 warrants, with each warrant exercisable at $2.00 per share of Common Stock, and has a principal address of 58 Sherman Lumber Company Rd., Stacyville, ME 04777. The amount of shares beneficially owned is based upon the stockholder’s agreement not to beneficially own an amount that exceeds 9.99% of the outstanding shares (also see Note 11).

(6)       ATI Chemicals LLC purchased 870,000 shares and 3,480,000 warrants, with each warrant exercisable at $2.00 per share of Common Stock, and has a principal address of 38 Spruce Meadows Dr., Monroe, NJ 08831. The amount of shares beneficially owned is based upon the stockholder’s agreement not to beneficially own an amount that exceeds 9.99% of the outstanding shares (also see Note 11).

(7)       EXO Commodity Solution LLC purchased 870,000 shares and 3,480,000 warrants, with each warrant exercisable at $2.00 per share of Common Stock, and has a principal address at Suite 106, 195 US 9 South, Manalapan, NJ 07726. The amount of shares beneficially owned is based upon the stockholder’s agreement not to beneficially own an amount that exceeds 9.99% of the outstanding shares (also see Note 11).

(8)       WWJ Group, Inc. purchased 870,000 shares and 3,480,000 warrants, with each warrant exercisable at $2.00 per share of Common Stock, and has a principal address at 83-07 Queens Blvd, Elmhurst, New York 11373. The amount of shares beneficially owned is based upon the stockholders agreement not to beneficially own an amount that exceeds 9.99% of the outstanding shares (also see Note 11).

(9)       World Trade Technology LLC purchased in the registered direct public offering 2,173,913 shares of Common Stock and 2,173,913 warrants, with each warrant exercisable at $2.00 per share of Common Stock, and has a principal address at 81A Hampshire Rd, Great Neck, NY 11023. The amount of shares beneficially owned is based upon the stockholder’s agreement not to beneficially own an amount that exceeds 9.99% of the outstanding shares (also see Note 11).

(10)       Barton Global LLC purchased in the registered direct public offering 1,478,260 shares of Common Stock and 1,478,260 warrants, with each warrant exercisable at $2.00 per share of Common Stock, and has a principal address at 240 East Shore Road, Great Neck, NY 11023. The amount of shares beneficially owned is based upon the stockholder’s agreement not to beneficially own an amount that exceeds 9.99% of the outstanding shares (also see Note 11).

(11)       Each of the warrants issued to the named holder contains an exercise limitation that the holder shall not be entitled to exercise the warrant for a number of shares of Common Stock in excess of that number of shares of Common Stock which, upon giving effect to such exercise, would cause the aggregate number of shares of Common Stock beneficially owned by the holder to exceed 9.99% of the outstanding shares of the Common Stock following such exercise.

(12)       Includes shares owned beneficially or deemed to be owned beneficially by Xiaofeng Denton Peng as follows:

(a)	12,150,000 shares of Common Stock directly and with respect to which he as sole voting and investment power; and

(b)	1,050,000 shares of Common Stock underlying stock options.

(13)       Includes shares owned beneficially or deemed to be owned beneficially by Wenbing Chris Wang as follows:

(a)	150,000 shares of Common Stock directly and with respect to which he as sole voting and investment power; and

(b)	62,500 shares of Common Stock underlying stock options.

(14)       Represents shares of Common Stock underlying stock options owned beneficially or deemed to be owned beneficially.

(15)       See notes (1), (2) and (12) through (14).

(16)       Assumes that all the warrants are exercised for shares of Common Stock, subject to the stockholders agreements that the aggregate number of shares of Common Stock beneficially owned by the holder shall not exceed 9.99% of the outstanding shares of the Common Stock following such exercise.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the year ended December 31, 2023, SPI Energy Co., Ltd. (“SPI”), an affiliated entity under the common control of the Company, lent a loan with principal amount of $2.1 million to the Company to support the Company’s operation and to purchase Proterra assets and the Company made repayment of $1.3 million to SPI. During the year ended December 31, 2023, SPI paid bills on behalf of the Company with total amount of $42 thousands. The amount due to SPI is due on demand and bears 12% interest per annum. As of December 31, 2023, the Company had a remaining outstanding principal balance of $0.8 million and unpaid interest expense of $17 thousands.

During the year ended December 31, 2022, the Company sold forklifts in the amount of $168 thousands to SolarJuice Co., Ltd., a subsidiary of SPI. $154 thousands of which was repaid by SolarJuice Co., Ltd during the year ended December 31, 2023. In addition, the Company sold two new forklifts in total amount of $116 thousands (including $111 thousands revenue and $5 thousands sales tax) in the year ended December 31, 2023. As of December 31, 2023 and 2022, the balance of due from SolarJuice Co., Ltd was $130 thousands and $168 thousands, respectively.

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

Director Independence

The Board has determined that John F. Perkowski, Steven E. Stiver, Sam Van and Zhenxing Fu are “independent” under the current independence standards of Rule 5605(a)(2) of the Marketplace Rules of The NASDAQ Stock Market, LLC and meet the criteria set forth in Rule 10A(m)(3) under the U.S. Securities Exchange Act of 1934, as amended (the “Exchange Act”).

ITEM 14. Accountant Fees and Services

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by Marcum Asia CPAs LLP, our current principal external auditor for the periods indicated.

	2023	2022
Audit fees	$350,000	$285,000
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$350,000	$285,000
(1)	Audit fees consist of fees billed for professional services rendered for the audit and review of our financial statements and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.
(2)	Audit related fees consist of assurance and related services that are reasonably related to the performance of audit or review of our financial statements related to our SEC filings.

Consistent with the rules of the SEC regarding auditor independence, our Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Our Board asks our independent registered public accounting firm to provide a detailed description of its services each year as a basis for its decision-making. The Board evaluates the proposals based on four categories: audit services, audit-related services, tax services, and other services; and determines the proper arrangement for each service according to its judgment as to our needs over the coming year. Our Board pre-approves all audit and non-audit services to be performed by our independent registered public accounting firm. The Board pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firms described above in fiscal years 2023 and 2022.

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

PART IV

ITEM 15 Exhibits, Financial Statements and Schedules

(a) 1. Financial Statements

The following are contained in this 2023 Form 10-K Report:

●	Report of Independent Registered Public Accounting Firm.
●	Consolidated Balance Sheets as of December 31, 2023 and 2022.
●	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022.
●	Consolidated Statements of Stockholders’ (Deficit)/ Equity for the years ended December 31, 2023 and 2022.
●	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022.
●	Notes to the Consolidated Financial Statements.

The Consolidated Financial Statements, Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Report and are set forth on pages F-1 through F-28 immediately following the signature page of this Report.

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

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).***
23.1*	Consent of Marcum Asia CPAs LLP
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Phoenix Motor Inc. Clawback Policy
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

*Filed herewith

**Furnished herewith

***Previously filed

ITEM 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2024	By:	/s/ Xiaofeng Peng
	Name:	Xiaofeng Peng
	Title:	Chief Executive Officer and Executive Chairman

Date: April 15, 2024	By:	/s/ Xiaofeng Peng
	Name:	Xiaofeng Peng
	Title:	Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: April 15, 2024	By:	/s/ Xiaofeng Peng
	Name:	Xiaofeng Peng
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: April 15, 2024	By:	/s/ Xiaofeng Peng
	Name:	Xiaofeng Peng
	Title:	Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: April 15, 2024	By:	/s/ John F. Perkowski
	Name:	John F. Perkowski
	Title:	Director

Dated: April 15, 2024	By:	/s/ Steven E. Stivers
	Name:	Steven E. Stivers
	Title:	Director

Dated: April 15, 2024	By:	/s/ Sam Van
	Name:	Sam Van
	Title:	Director

Dated: April 15, 2024	By:	/s/ HoongKhoeng Cheong
	Name:	HoongKhoeng Cheong
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Phoenix Motor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phoenix Motor Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ (deficit)/ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph — Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has a significant working capital deficit, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, New York

April 15, 2024

PHOENIX MOTOR INC.

CONSOLIDATED BALANCE SHEETS

(In US$ thousands, except for share and per share data)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$31	$139
Restricted cash, current	3,252	—
Accounts receivable, net	451	1,510
Inventories	1,796	4,560
Prepaid expenses and other current assets, net	356	1,344
Amount due from a related party	130	168
Total current assets	6,016	7,721
Restricted cash, noncurrent	—	250
Property and equipment, net	1,119	2,492
Security deposits	—	208
Operating lease right-of-use assets	—	3,797
Net investment in leases	230	—
Intangible assets, net	—	1,704
Goodwill	4,271	4,271
Total assets	$11,636	$20,443
LIABILITIES AND STOCKHOLDERS’ (DEFICIT)/ EQUITY
Current liabilities:
Accounts payable	$3,529	$1,359
Accrued liabilities	926	650
Advance from customers, current	167	1,230
Deferred income	362	503
Warranty reserve	289	325
Lease liabilities - current portion	1,303	719
Amounts due to a related party	863	—
Short-term borrowing	961	—
Derivative liability	1,156	—
Convertible note - current portion	1,320	—
Long-term borrowing, current portion	5	3
Total current liabilities	10,881	4,789
Lease liabilities - noncurrent portion	2,696	3,225
Advance from customers, noncurrent	2,214	—
Convertible notes, noncurrent portion	540	—
Long-term borrowings	144	147
Total liabilities	16,475	8,161
Commitments and contingencies (Note 18)
Equity:
Common stock, par $0.0004, 450,000,000 shares authorized, 21,900,918 and 20,277,046 shares issued and outstanding as of December 31, 2023 and 2022, respectively*	9	8
Additional paid-in capital	44,359	40,836
Accumulated deficit	(49,207)	(28,562)
Total stockholders’ (deficit)/ equity	(4,839)	12,282
Total liabilities and stockholders’ (deficit)/ equity	$11,636	$20,443
*	The shares are presented on a retrospective basis to reflect the Company’s amendment of authorized stock, stock split and reverse stock split (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX MOTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In US$ thousands, except for share and per share data)

	Year Ended	Year ended
	December 31,	December 31,
	2023	2022
Net revenues (including revenue from a related party of $111 and $168 for the years ended December 31, 2023 and 2022, respectively)	$3,122	$4,330
Cost of revenues	3,398	3,510
Gross (loss) profit	(276)	820
Operating expenses:
Selling, general and administrative	14,902	13,970
Provision for credit loss	360	—
Impairment of long-lived assets	4,968	—
Operating loss	(20,506)	(13,150)

Other income (expense):
Interest expense, net	(606)	(7)
Loss on sales-type leases	(98)	—
Change in fair value of derivative liability	(319)	—
Employee retention credit	697	196
Others	209	265
Total other (expense) income, net	(117)	$454
Loss before income taxes	(20,623)	(12,696)
Income tax provision	(22)	(9)
Net loss	$(20,645)	$(12,705)

Net loss per share of common stock:
Basic and Diluted	$(0.97)	$(0.65)
Weighted average common stocks outstanding	21,199,023	19,664,273
*	The shares are presented on a retrospective basis to reflect the Company’s amendment of authorized stock, stock split and reverse stock split (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX MOTOR INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT)/ EQUITY

(In US$ thousands, except for share and per share data)

				Additional
		Common	Subscription	Paid-In	Accumulated
	Shares*	Stock	receivable	Capital	Deficit	Total
Balance as of December 31, 2021	17,500,000	$7	$(7)	$26,085	$(15,857)	$10,228
Net loss	—	—	—	—	(12,705)	(12,705)
Exercise of stock options	80,625	—	—	138	—	138
Receipt of subscription receivable	—	—	7	—	—	7
Issuance of common stock in the initial public offering (“IPO”)	2,100,000	1	—	13,437	—	13,438
Issuance of common stock for unrestricted stock units awards (Note 14)	505,000	—	—	793	—	793
Issuance of common stock as commitment fee shares for standby equity purchase agreement (Note 13)	61,421	—	—	100	—	100
Issuance of common stock per standby equity purchase agreement (Note 13)	30,000	—	—	30	—	30
Stock-based compensation	—	—	—	253	—	253
Balance as of December 31, 2022	20,277,046	$8	$—	$40,836	$(28,562)	$12,282
Net loss	—	—	—	—	(20,645)	(20,645)
Issuance of common stock per standby equity purchase agreement (Note 13)	1,546,545	1	—	1,914	—	1,915
Issuance of Warrants in connection with convertible notes (Note 15)	—	—	—	1,471	—	1,471
Issuance of restricted shares to TJ capital to repay consulting fee (Note 13)	77,327	—	—	100	—	100
Stock-based compensation	—	—	—	38	—	38
Balance as of December 31, 2023	21,900,918	$9	$—	$44,359	$(49,207)	$(4,839)
*	The shares are presented on a retrospective basis to reflect the Company’s amendment of authorized stock, stock split and reverse stock split (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX MOTOR INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In US$ thousands)

	Years ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	(20,645)	(12,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	578	963
Amortization	613	619
Provision for credit loss	360	—
Write-down of inventories	289	—
Impairment of long-lived asset	4,968	—
Loss/ (Gain) on disposal of fixed assets	84	(48)
Gain on forgiveness of long-aged payables	(137)	—
Forgiveness of PPP loan	—	(586)
Non-cash expense - commitment fee paid by issuance of common shares	—	100
Loss on sales-type leases	98	—
Amortization of debt discount of convertible notes	327	—
loss on change in fair value of derivative liability	319	—
Share-based compensation - options	38	1,046
Warrants issued in connection with unclosed convertible note offering	881	—
Warranty reserve	(36)	(35)
Amortization of right-of-use assets	816	764
Changes in operating assets and liabilities:
Accounts receivable	1,153	(309)
Inventories	1,748	(2,526)
Prepaid expenses and other assets	1,075	(1,024)
Accounts payable	2,332	(427)
Accrued liabilities and other liabilities	393	(129)
Deferred revenue	(45)	(211)
Advance from customer	1,151	427
Lease liability	(349)	(617)
Net investment in leases	282	—
Amount due to a related party	17	—
Amount due from a related party	38	(168)
Net cash used in operating activities	(3,652)	(14,866)

Cash flows from investing activities:
Loan to a related party	—	(1,676)
Collection of a loan lent to a related party	—	1,676
Proceeds from disposal or sale of fixed assets	—	273
Purchase of property, plant and equipment	(93)	(1,284)
Net cash generated used in investing activities	(93)	(1,011)

Cash flows from financing activities:
Repayment of borrowings	(1)	(30)
Proceeds from borrowings	961	—
Proceeds from issuance of convertible notes	2,960	—
Proceeds from IPO	—	13,438
Repayment of a related party borrowing	(1,336)	—
Proceeds from a related party borrowing	2,140	—
Proceeds received from standby equity purchase agreement	1,915	30
Proceeds from exercise of employee options	—	138
Proceeds from receipt of subscription receivable	—	7
Net cash generated from financing activities	6,639	13,583

Increase/ (Decrease) in cash, cash equivalents and restricted cash	2,894	(2,294)
Cash, cash equivalents and restricted cash at beginning of year	389	2,683

Cash, cash equivalents and restricted cash at end of year	3,283	389

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	31	139
Restricted cash, current	3,252	—
Restricted cash, noncurrent	—	250
Total cash, cash equivalents, and restricted cash	3,283	389

Supplemental cash flow information:
Interest paid	153	6
Income tax paid	22	2
Non-cash activities:
Right of use assets obtained in exchange for operating lease obligations	404	4,368
Derivative liabilities recorded as debt discount	837	—
Warrants recorded as debt discount	590	—
Inventories transferred to property and equipment	727	191

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

2.Going Concern

The Group had recurring losses from operations. The Group has incurred a net loss of $20,645 and the net cash used in operating activities was $3,652 during the year ended December 31, 2023, as of December 31, 2023, working capital deficit was $4,865. The Group has incurred significant recurring losses and negative cash flow from operating activities and needs to raise additional funds to sustain its operations. These factors raise substantial doubt as to the Group’s ability to continue as a going concern.

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

There is no assurance that the plans will be successfully implemented. If the Group fails to achieve these goals, the Group may need additional financing to repay debt obligations, and the Group may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that the Group is unsuccessful in increasing its gross profit margin and reducing operating losses, the Group may be unable to implement its current plans for expansion, repay debt obligations or respond to competitive pressures, any of which would have a material adverse effect on the Group’s business, financial condition and results of operations and may materially adversely affect its ability to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded assets or the amounts and classification of liabilities or any other adjustments that might be necessary should the Group be unable to continue as a going concern.

3.Summary of Significant Accounting Policies

(a)Basis of Presentation

The accompanying consolidated financial statements of the Group are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

(c)Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Group to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounting estimates reflected in the Group’s consolidated financial statements include the allowance for credit losses, impairment of goodwill, impairment of long-lived assets, warranty reserves, and fair value of derivative liabilities. Changes in facts and circumstances may result in revised estimates. The current economic environment has increased the degree of uncertainty inherent in those estimates and assumptions.

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

(f)Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and all highly liquid investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. There were no cash equivalents as of December 31, 2023 and 2022.

(g)Restricted cash

Restricted cash represents bank deposits with designated use, which cannot be withdrawn without certain approval or notice. As of December 31, 2023, The Group had restricted bank deposits of $3,252, including: 1) $250 restricted cash deposited in an escrow account for part of the proceeds received from the Group’s IPO for two years from the date of IPO; and 2) $3,002 restricted cash deposited in an escrow account which was established to secure the acquisition of the transit business of Proterra Inc (see Note 22).

(h)Accounts Receivable, net

The Group grants open credit terms to credit-worthy customers. Accounts receivable are primarily related to sales of EV, EV components and electric forklifts. The Group maintains allowances for credit loss. The Group adopted ASC 326 Financial Instruments — Credit Losses using the modified retrospective approach through a cumulative-effect adjustment to accumulated deficit from January 1, 2020. Management used an expected credit loss model for the impairment of trading receivables as of period ends. Management believes the aging of accounts receivable is a reasonable parameter to estimate expected credit loss, and determines expected credit losses for accounts receivables using an aging schedule as of period ends. The expected credit loss rates under each aging schedule were developed on basis of the average historical loss rates from previous years, and adjusted to reflect the effects of those differences in current conditions and forecasted changes. Management measured the expected credit losses of accounts receivable on a collective basis. When an accounts receivable does not share risk characteristics with other accounts receivables, management will evaluate such accounts receivable for expected credit loss on an individual basis. Doubtful accounts balances are written off and deducted from allowance, when receivables are deemed uncollectible, after all collection efforts have been exhausted and the potential for recovery is considered remote.

(i)Inventories

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

(j)Property and Equipment, net

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

(k)Intangible Assets other than Goodwill, net

Intangible assets consist of technology, tradename and others. Amortization is recorded on the straight-line method based on the estimated useful lives of the assets.

(l)Impairment of Long-lived Assets

The Group’s long-lived assets include property and equipment, intangible assets with finite lives and right-of-use assets. The Group evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group from their use and their eventual disposition to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Any impairment write-downs would be treated as permanent reductions in the carrying amounts of the assets and a charge to operations would be recognized. As described in Note 8, Note 9 and Note 19, the Group recorded impairment on intangible assets, property and equipment and right of use assets for a total amount of $4,968 and nil for the years ended December 31, 2023 and 2022.

(m)Goodwill

The Group assess goodwill for impairment on annual basis in accordance with ASC 350-20, Intangibles – Goodwill and Other: Goodwill, which permits the Group to first assess qualitative factors to determine whether it is “more likely than not” that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. If this is the case, the quantitative goodwill impairment test is required. If it is more likely-than-not that the fair value of a reporting unit is greater than its carrying amount, the quantitative goodwill impairment test is not required.

Quantitative goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is greater than its carrying amount, goodwill is not considered impaired. If the fair value of the reporting unit is less than its carrying amount, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

The Group performs the annual goodwill impairment assessment on December 31, 2023 and no impairment was recorded for the years ended December 31, 2023 and 2022.

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

The Group recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, management presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. In addition, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Group’s tax liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of the tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Group records interest and penalties related to an uncertain tax position, if and when required, as part of income tax expense in the consolidated statements of operations. No reserve for uncertain tax positions was recorded for the years ended December 31, 2023 and 2022. The Group does not expect that the assessment regarding unrecognized tax positions will materially change over the next 12 months. The Group is not currently under examination by an income tax authority, nor have been notified that an examination is contemplated.

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

The Group recognizes revenue on sales of EVs and kits at a point in time following the transfer of control of such products to the customer, which typically occurs upon the delivery to or acceptance of the customer. The Group determined that the government grants should be considered as part of the transaction price because it is granted to the EV buyer and the buyer remains liable for such amount in the event the grants were not received by the Group or returned due to the buyer violates the government grant terms and conditions.

During the year ended December 31, 2023, the Group reassessed the estimates of variable consideration regarding government grant and noted a change in estimated transaction price resulting from the Group’s inability to timely deliver required number of EVs due to the Group’s significant cash shortage. Therefore, the Group recorded a reduction of $366 revenue during the year ended December 31, 2023 in the period in which the transaction price changes.

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

Other revenue

Other revenue consists of maintenance service, sales of component and charging stations, shipping and delivery fees and others. For maintenance service, revenues are recognized on a straight-line basis over the contractual term. For sales of component and charging stations, shipping and delivery fees and others, the Group recognizes revenue at a point in time following the transfer of control of such products or services to the customer, which typically occurs upon the delivery to or acceptance of the customer.

Disaggregation of revenues

The Group disaggregates its revenue by four primary categories: sales of EVs, lease of EVs, sales of forklifts and others.

The following is a summary of the Group’s disaggregated revenues by revenue streams:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Sales of EVs	$1,492	$1,789
Lease of EVs	369	551
Sales of forklifts	410	1,251
Others	851	739
	$3,122	$4,330

The following is a summary of the Group’s disaggregated revenues by timing of revenue recognition:

	Year ended	Year ended
	December 31, 2023	December 31, 2022
Over time	854	1,007
Point of time	2,268	3,323
	$3,122	$4,330

A contract liability is the Group’s obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer. As of December 31, 2023 and 2022, the balances of contract liability were included in advance from customer (current and noncurrent) with amount of $2,381 and $1,230, respectively. During the years ended December 31, 2023 and 2022, the Group recognized $466 and $803 as revenue that was included in the balance of advance from customers at January 1, 2023 and 2022, respectively.

Lessor Accounting

During the year ended December 31, 2023, the Group amended agreements with certain customers related to the leased EVs to renew the lease term. Since there was no grant of additional right-of-use assets, the Group did not account for the modified lease agreements as new leases but accounted for the original lease and the modified lease agreements as a combined lease. The Group reviewed the combined lease agreements and considered that (i) the lease term represents for the major part (greater than 75%) of the economic life of the underlying equipment; or (ii) the present value of the sum of lease payments and any residual value guaranteed by the lessee that has not already been included in lease payments equals or exceeds substantially (greater than 90%) all of the fair value of the underlying asset.

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

The net investment in leases was $479 as of December 31, 2023, in which current portion of $249 was included in prepaid expenses and other current assets, net on the balance sheet. During the year ended December 31, 2023, loss on sales-type leases was $98.

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

(q)Segment Reporting

Operating segments are defined as components of a Group which separate financial information is available that is evaluated regularly by the operating decision maker in deciding how to allocate resources and assessing performance. The Group’s chief operating decision maker (“CODM”) is its Chief Executive Officer, Xiaofeng Peng. Based on the financial information presented to and reviewed by the CODM, the Group has determined that it had a single operating and reporting segment for the years ended December 31, 2023 and 2022.

(r)Product Warranties

The Group provides warranties on all vehicles or components sold in addition to pass through warranties from third party component suppliers. The Group accrues a warranty reserve for the products sold by the Group, which includes the Group’s best estimate of the projected costs to repair or replace items under warranties. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Group’s relatively short history of sales, and changes to the Group’s historical or projected warranty experience may cause material changes to the warranty reserve in the future. The Group considers the warranty provided is not providing incremental service to customers rather an assurance to the quality of the vehicle, and therefore is not a separate performance obligation and should be accounted for in accordance with ASC 460, Guarantees. Warranty expense is recorded as a component of cost of sales in the consolidated statements of operations. The balance of warranty reserves was $289 and $325 as of December 31, 2023 and 2022, respectively.

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

For the years ended December 31, 2023 and 2022, the amount of governmental grant recognized as revenue from sales of EVs and chargers was $521 and $895, respectively.

For the years ended December 31, 2023 and 2022, the amount of governmental grant recognized as reductions of the cost of sales for EV leasing was $47 and $214, respectively.

For the years ended December 31, 2023 and 2022, the amount of governmental grant recognized as deduction of carrying amount of sales - type leased vehicles was $180 and nil, respectively.

As of December 31, 2023 and 2022, the balances of government grants received were included in deferred income with amount of $362 and $503, respectively.

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

(u)Derivative Instruments

The Group evaluates its convertible debt to determine if the contract or embedded component of the contract qualifies as derivatives to be separately accounted for in accordance with ASC 480, “Distinguish by Liabilities from Equity”, and ASC 815, “Derivatives and Hedging”. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked - to - market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the consolidated statement of operations. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

(v)Loss per Share

Basic loss per share is computed by dividing net loss attributable to shareholders of common stock by the weighted average common stocks outstanding during the periods. Diluted loss per share is calculated by dividing net loss attributable to shareholders of common stock by the weighted average common stocks outstanding during the period adjusted for the effect of dilutive share of common stock equivalent (computed using the treasury stock or if converted method). Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted loss per share. During the years ended December 31, 2023 and 2022, 4,946,097 and nil potentially dilutive shares are excluded from the computation as their effects are anti-dilutive, respectively.

(w)Leases

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Group determines if an arrangement is a lease at inception. The lease payments under the lease arrangements are fixed. Non-lease components include payments for building management, utilities and property tax. It separates the non-lease components from the lease components to which they relate. The Group recorded right-of-use assets and operating lease liabilities of $404 and $4,368 in the consolidated balance sheets upon the initial recognition during the years ended December 31, 2023 and 2022, respectively.

(x)Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications have not changed the results of operations or statement of cash flow of prior year.

(y)Recent Accounting Pronouncements

Accounting Pronouncements Issued But Not Yet Adopted

ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures updates required disclosures of significant reportable segment expenses that are regularly provided to the CODM and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The ASU is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, though early adoption is permitted. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements. The ASU will result in additional segment information disclosures within the Group’s financial statements but is not expected to impact the Group’s financial results or financial position.

In December 2023, the FASB issued ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” that addresses requests for improved income tax disclosures from investors that use the financial statements to make capital allocation decisions. Public entities must adopt the new guidance for fiscal years beginning after December 15, 2024. The amendments in this ASU must be applied on a retrospective basis to all prior periods presented in the financial statements and early adoption is permitted. The ASU will result in additional income tax disclosures within the Group’s financial statements but is not expected to impact the Group’s financial results or financial position.

The Group does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

4.Accounts Receivable, Net

The accounts receivable, net as of December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Accounts receivable, customers	$171	$870
Accounts receivable, governmental incentive	305	675
Less: Allowance for credit loss	(25)	(35)
Accounts receivable, net	$451	$1,510

The movements of allowance for credit losses are as follows:

	2023	2022
Balance as of January 1	$(35)	$(35)
Addition	(25)	—
Reversal	35	—
Balance as of December 31	$(25)	$(35)

For the years ended December 31, 2023 and 2022, reversal of credit loss for doubtful accounts receivable was $10 and nil, respectively.

5.Inventories

Inventories as of December 31, 2023 and 2022 consisted of the following:

	December 31,	December 31,
	2023	2022
Raw materials	$865	$2,251
Work in process	108	979
Finished goods	823	1,330
Total inventories	$1,796	$4,560

During the years ended December 31, 2023 and 2022, $289 and nil of inventories were written down to reflect the lower of cost or net realizable value, respectively.

6.Prepaid Expenses and Other Current Assets, Net

Prepaid expenses and other current assets, net as of December 31, 2023 and 2022 consist of the following:

	December 31,	December 31,
	2023	2022
Prepaid expenses	$100	$947
Sales-type lease receivable (Note 7)	249	—
Vendor deposits	131	135
Prepaid insurance	—	234
Others	38	28
Total prepaid and other current assets	518	1,344
Less: Provision for credit loss	(162)	—
Total prepaid and other current assets, net	$356	$1,344

During the years ended December 31, 2023 and 2022, provision for credit loss of prepaid expenses and other current assets was $162 and nil, respectively.

The Group also provided for credit loss of security deposit of $208 during the year ended December 31, 2023, which was recorded as non-current assets as of December 31, 2022.

7.Sales-type Lease Receivable

The Group entered into a total of ten vehicle lease agreements with certain customers during the year ended December 31, 2023 and the Group delivered vehicles under sales-type leases. There were no sales-type leases during the year ended December 31, 2022.

Loss on sales-type leases recognized for the years ended December 31, 2023 and 2022 was $98 and nil, respectively.

Sales-type lease receivables-short term as of December 31, 2023 and 2022 was $249 and nil, respectively, and sales-type lease receivables-long term as of December 31, 2023 and 2022 was $230 and nil, respectively.

Interest income recognized for sales-type leases for the year ended December 31, 2023 and 2022 were $35 and nil, respectively.

As of December
31, 2023
Lease receivables-long term	230
Lease receivables-short term	249
Total lease receivables	479
Unguaranteed residual assets	—
Net investment in leases	479
Recorded in Prepaid expenses and other current assets	249
Recorded in Net investment in leases- non-current	230

Annual minimum undiscounted lease payments under the Group’s leases were as follows as of December 31, 2023:

Sales-type
Years Ending December 31,
2024	302
2025	184
2026	54
2027	15
2028 and thereafter	—
Total lease receipt payments	555
Less: Imputed interest	(76)
Total lease receivables (1)	479
Unguaranteed residual assets	—
Net investment in leases (1)	479

(1)Current portion of $249 of total lease receivables included in prepaid expenses and other current assets, net on the consolidated balance sheet.

8.Intangible Assets, Net

Intangible assets, net as of December 31, 2023 and 2022 consisted of the following:

	Useful Life		Accumulated	Accumulated
	(in months)	Gross	Amortization	Impairment	Net
As of December 31, 2022
Technology	60	$1,574	$(682)	$—	$892
Tradename	60	1,400	(607)	—	793
Other	84	168	(149)	—	19
		$3,142	$(1,438)	$—	$1,704
As of December 31, 2023
Technology	60	$1,574	$(996)	$(578)	$—
Tradename	60	1,400	(887)	(513)	—
Other	84	168	(168)	—	—
		$3,142	$(2,051)	$(1,091)	$—

The tradename and developed technology were contributed by the acquisition of PCL and PML in the year 2020. The balance is amortized over the useful life of 5 years. For the years ended December 31, 2023 and 2022, amortization expense for intangible assets was $613 and $619, respectively.

For the years ended December 31, 2023 and 2022, impairment loss recorded for intangible assets was $1,091 and nil, respectively.

9.Property and Equipment, Net

Property and equipment, net, consisted of the following:

	December 31,	December 31,
	2023	2022
Furniture, fixtures and equipment	$1,409	$1,309
Automobile	524	951
Automobile for lease	1,463	2,750
Leasehold improvements	77	77
Construction in progress	326	425
	3,799	5,512
Less: accumulated depreciation	(2,188)	(3,020)
Less: accumulated impairment	(492)	—
	$1,119	$2,492

For the years ended December 31, 2023 and 2022, impairment loss recorded for property and equipment was $492 and nil, respectively. For the years ended December 31, 2023 and 2022, depreciation expense for property and equipment was $578 and $963, respectively.

10.Short-term Borrowings

The Group entered into a short-term loan agreement with total principal amount of $961 on December 11, 2023 with certain borrower. The short-term loan was used to pay deposit to purchase Proterra assets (see Note 22). The principal amount of the loan was fully paid off in January 2024 by cash. Total interest expense of the loan was $279, in which $9 was paid off in January 2024 by cash, and $270 was settled by issuance of 180,202 shares of common stock of the Company in January 2024.

11.Long-term Borrowings, current and non-current

	December 31,	December 31,
	2023	2022
Current portion of long-term borrowings	$5	$3
Long-term borrowings, excluding current portion	144	147
Total long-term borrowings	$149	$150

As of December 31, 2023, the maturities of the long-term borrowings are as follows:

USD
For the year ending December 31,
2024	10
2025	9
2026	9
2027	9
2028	9
Thereafter	189
Total long-term borrowing payments	235
Less: Amount representing interests	(86)
Present value of long-term borrowings	$149

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

12.Related Party Transactions

During the year ended December 31, 2023, SPI Energy Co., Ltd. (“SPI”), an affiliated entity under the common control of the Group, lent a loan with principal amount of $2,140 to the Group to support the Group’s operation and to purchase Proterra assets (see Note 22) and the Group made repayment of $1,336 to SPI. During the year ended December 31, 2023, SPI paid bills on behalf of the Company with total amount of $42. The amount due to SPI is due on demand and bears 12% interest per annum. As of December 31, 2023, the Company had a remaining outstanding principal balance of $846 and unpaid interest expense of $17.

During the year ended December 31, 2022, the Company sold forklifts in the amount of $168 to SolarJuice Co., Ltd., a subsidiary of SPI. $154 of which was repaid by SolarJuice Co., Ltd during the year ended December 31, 2023. In addition, the Company sold two new forklifts in total amount of $116 (including $111 revenue and $5 sales tax) in the year ended December 31, 2023. As of December 31, 2023 and 2022, the balance of due from SolarJuice Co., Ltd was $130 and $168, respectively.

13.Equity

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

On November 22, 2022, the Group entered into a standby equity purchase agreement (“SEPA”) with YA II PN, LTD., a Cayman Islands exempt limited partnership (the “Investor”) to sell up to $10,000 of the Company’s shares of common stock from time to time, subject to certain limitations and conditions set forth in the SEPA. Although the SEPA provides that the Company may sell up to an aggregate of $10,000 of common stock to Investor, only 4,035,086 shares of the Company’s common stock, including the aggregate amount of 61,421 Commitment Shares issued to Investor, have been registered. If the Company elect to sell to the Investor all of the 4,035,086 registered shares of common stock, depending on the market price of the Company’s common stock prior to each Advance made pursuant to the SEPA, the actual gross proceeds from the sale of all such shares may be substantially less than the $10,000 available to the Company, which could materially adversely affect the Company’s liquidity. The selling price is 93% of the market price as defined in the agreement. The Group paid YA Global II SPV, LLC, a subsidiary of the Investor, a structuring fee in the amount of $20 and also issued to the Investor common shares in an amount equal to $100 as a commitment fee. On December 21, 2022, the Group sold to the Investor 30,000 shares in amount of $30. During the year ended December 31, 2023, the Group continued to draw down amounts under the SEPA, which resulted in the sale to the Investor of 1,546,545 shares of common stock of the Company and the Group received $1,915 in net proceeds from the sale.

On December 29, 2023, the Group issued 77,327 restricted common stock of the Company to a consulting company to repay $100 consulting fee.

14.Stock-based Compensation

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

During the year ended December 31, 2023, 200,000 options were granted to a group of management of the Group, which are subject to an annual vesting schedule that vests 25% of granted options over the next four years. The exercise price was $0.82- $1.57 per share.

The Group measures employee stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2023 and 2022, the stock-based compensation expense was $38 and $1,046, respectively.

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

Expected Volatility — The Group uses the average historical volatility of the Company to calculate the volatility for its granted options.

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

Assumptions

Assumptions used in the determination of the fair value of share-based payment awards using the Black- Scholes model for stock option grants for the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Expected term	6.25 years	6.25 years
Risk-free interest rate	3.88%-3.97%	3.04%-3.97%
Expected volatility	132.4%-135.4%	137.7%-169.3%
Expected dividend yield	0%	0%

The following table summarizes the Group’s stock option activities:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Shares	Per Share	Term	($000)
Outstanding as of December 31, 2022	2,812,500	1.71	8.93 years	$16
Granted	200,000	1.20	—	—
Exercised	—	—	—	—
Forfeited/expired	(795,750)	1.84	—	—
Outstanding as of December 31, 2023	2,216,750	1.66	8.26 years	$39
Exercisable as of December 31, 2023	1,441,438	1.71	7.75 years	$12
Expected to vest as of December 31, 2023	775,312	1.58	8.51 years	$27

Changes in the Group’s non-vested stock awards are summarized as follows:

		Weighted Average
	Shares	Exercise Price Per Share
Non-vested as of December 31, 2022	1,550,437	1.71
Granted	200,000	1.20
Vested	(486,681)	—
Forfeited/Expired	(488,444)	1.72
Non-vested as of December 31, 2023	775,312	1.58

Unrecognized share-based compensation expenses at December 31, 2023	650,886
Weighted-average period of share-based compensation to be recognized	1.19 years

15.Convertible Note Payable

On June 23, 2023, the Company entered into a Securities Purchase Agreement (the “Original SPA”) with certain investors, to issue and sell, subject to the satisfaction of certain closing conditions, up to $5,100 aggregate principal amount of the Company’s unsecured senior convertible promissory notes (the “June 2023 Notes”). The June 2023 Notes are subject to an original issue discount of 8.5%, and matures on the date that is 18 months after the date of issuance at the applicable closing. The June 2023 Notes accrue interest at the Prime Rate (as defined in the June 2023 Notes) plus 4.75% per annum if interest is paid in cash, or the Prime Rate plus 7.75% per annum if interest is paid in shares of common stock. The Company may, from time to time, prepay the principal amount owing under the June 2023 Notes, subject to a 30% prepayment premium, so long as the Company provides at least 30 business days’ prior written notice to the holder of such prepayment. On June 23, 2023, the Company had issued $1,600 of principal amount of June 2023 Notes pursuant to the Original SPA.

The June 2023 Notes are convertible into common stock of the Company, at a conversion price equal to the greater of (x) $0.60 (the “Fixed Price”) and (y) 87.5% of the lowest daily VWAP (as defined in the SPA) in the seven (7) trading days prior to the applicable conversion date (the “Variable Price”), subject to certain adjustments including full ratchet anti-dilution price protection, as set forth in the June 2023 Notes. In respect of any conversion where the Variable Price is less than the Fixed Price (the “Alternative Conversion”), the Company will pay to the holder either in cash, or subject to the Nasdaq 19.99% Cap, in common stock of the Company equal to such conversion amount or interests, divided by the applicable Variable Price. So in essence, there is no floor price for the Conversion and Alternative Conversion together. Notwithstanding the foregoing, automatically following an Event of Default (as defined in the June 2023 Notes), without the requirement of the holder to provide notice to the Company, and subject to the provisions relating to the Nasdaq 19.99% Cap, the conversion price is equal to the lesser of the (x) Fixed Price and (y) the Variable Price.

Thus, the Group determined that the conversion feature and the alternative conversion features embedded within the June 2023 Notes meet the definition of embedded derivatives and the Group estimated a fair value of the derivative liability using the Monte Carlo Simulation Model at the date of issuance. As the fair value of the derivative liability is less than the face value of the June 2023 Notes, the fair value of the derivative liability of $294 was recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The original issue discount of the June 2023 Notes of $136 was recorded as a debt discount as well.

On October 26, 2023, the Company entered into the First Amendment (the “Amendment”) to the Original SPA, with the same accredited investor. Pursuant to the Amendment, the “Funding Amount” under the Original SPA was increased to an aggregate principal amount equal to no greater than $9,667 while other terms remain unchanged. On October 26, 2023, the Company agreed to issue and sell, in a private placement, an additional $1,750 of principal amount (“October 2023 Note”) (the “Subsequent Tranche”) of the Company’s unsecured senior convertible promissory note.

In connection with the Amendment, the Company issued a warrant (the “October Warrant”) to the investor to purchase up to 1,500,000 shares of the Company’s common stock, with an exercise price equal to $1.30 per share, subject to full ratchet anti-dilution protection and other adjustments as stated in the Warrant, which Warrant is exercisable for six years on a cash basis or, if the shares of common stock issuable upon exercise of the Warrant are not registered within 12 months after the closing, on a cashless basis. The Group determined that the October Warrant meet the definition of equity instrument and estimated a fair value of the October Warrant using the Binominal Tree model at the date of issuance.

The October 2023 Notes are convertible into shares of common stock of the Company, at a conversion price equal to the greater of (x) $0.60 (the “Fixed Price”) and (y) 87.5% of the lowest daily VWAP (as defined in the SPA) in the seven (7) trading days prior to the applicable conversion date (the “Variable Price”), subject to certain adjustments including full ratchet anti-dilution price protection, as set forth in the October 2023 Notes. In respect of any conversion where the Variable Price is less than the Fixed Price (the “Alternative Conversion”), the Company will pay to the holder either in cash, or subject to the Nasdaq 19.99% Cap, in shares of common stock equal to such conversion amount or interests, divided by the applicable Variable Price. So in essence, there is no floor price for the Conversion and Alternative Conversion together. Notwithstanding the foregoing, automatically following an Event of Default (as defined in the October 2023 Notes), without the requirement of the holder to provide notice to the Company, and subject to the provisions relating to the Nasdaq 19.99% Cap, the conversion price is equal to the lesser of the (x) Fixed Price and (y) the Variable Price.

The Group determined that the conversion feature and alternate conversion feature within the October 2023 Note meet the definition of embedded derivatives and the Group estimated a fair value of the derivative liability using the Binominal Tree Model at the date of issuance. In addition, the Group considered that the October Warrants were issued in a bundled transaction with the October 2023 Notes, and the proceeds received from the transaction should be allocated based on the relative fair values of the base instrument and the warrants. Accordingly, the Group recorded the relative fair value of the October Warrant of $590, the fair value of derivative liability of $543 and the original issue discount and related issuance fee of the October 2023 Note of $254 as debt discounts, which offset the carrying amount of the October 2023 Note.

On November 10, 2023, the Company entered into Second Securities Purchase Agreement (“Second SPA”) with the same accredited investor, which the Company agreed to issue and sell, in a private placement, subject to the satisfaction of certain closing conditions, a $12,000 of principal amount of the Company’s secured senior convertible promissory notes. As of December 31, 2023, the closing conditions have not been met and Company has not issued any convertible notes according to the Second SPA. Furthermore, upon execution of the Second SPA, the Company also issued a warrant (the “Execution Warrant”) to the investor to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price equal to $1.30 per share, subject to full ratchet anti-dilution protection and other adjustments as stated in the Warrant, which Warrant is exercisable for six years on a cash basis or, if the shares of common stock issuable upon exercise of the Warrant are not registered within 12 months after the closing, on a cashless basis. Although the Second SPA has not been closed yet, the Execution Warrants were issued during the year ended December 31, 2023, and the Execution Warrants can be exercisable no matter whether the Second SPA would be closed or not in the future.

The Group determined that the Execution Warrant meet the definition of equity instrument, and the Group estimated a fair value of Execution Warrant using the Binominal Tree Model at the date of issuance. The Group considered that the Execution Warrants were issued in a bundled transaction with a future convertible note offering, and the Execution Warrants were considered as issuance costs associated with the future convertible note offering and should be deferred and charged against the gross proceeds of the future offering as debt discount based on the relative fair values of the base instrument and the warrants. However, this future convertible note offering (Second SPA) is to be closed subject to certain closing conditions. The Group considered that it is less likely that the closing conditions could be achieved in the future and recorded the deferred costs as expenses during the year ended December 31, 2023.

The Group recorded interest expenses from debt discount amortization in interest expense, net in the statements of operations of $327 and nil for the year ended December 31, 2023 and 2022 respectively.

The Group recorded accrued interest of convertible notes in interest expense, net in the statements of operations of $147 and nil for the year ended December 31, 2023 and 2022 respectively.

As of December 31, 2023 and 2022, the carrying amounts of the Group’s convertible bonds are $1,860 and nil, net of unamortized debt discount of $1,490 and nil, respectively.

During the year ended December 31, 2023, the Group recorded $881 in additional paid in capital for the issuance of Execution Warrant.

During the year ended December 31, 2023, there was no warrant exercised.

16. Fair Value Measurement

The Group identified derivative instruments arising from embedded conversion features in the convertible promissory note issued to an accredited investor (see Note 15). The following tables present the quantitative information about the Group’s Level 3 fair value measurements of derivative liability on a recurring basis in 2023, which utilize significant unobservable internally-developed inputs.

As of June 23, 2023, the derivative liability of conversion feature and the alternative conversion features embedded within the June 2023 Notes was measured at fair value on their initial recognition using Monte Carlo Simulation model, which were classified in Level 3 of the fair value hierarchy.

Valuation techniques	Unobservable inputs	Rates
Monte Carlo Simulation	Expected term	0.5 years
	Risk-free interest rate	4.86%
	Expected volatility	114.4%
	Expected dividend yield	0

As of October 26, 2023, the derivative liability of conversion feature and the alternative conversion features embedded within the October 2023 Notes was measured at fair value on their initial recognition using Binomial Tree model. In addition, the derivative liabilities recognized from both June 2023 Note and October 2023 Note were measured on a recurring basis in periods subsequent to their initial recognition. As of December 31, 2023, these derivative liabilities were measured at fair value using Binominal Tree model, which were classified in Level 3 of the fair value hierarchy. The valuation techniques were changed from Monte Carlo Simulation to Binominal Tree model because the Group considered that the Binomial Tree Model can incorporate changes in dividends and interest rates over time, and can accommodates the option of early exercise by evaluating it at every node, which is more applicable to the Group’s convertible notes.

Valuation techniques	Unobservable inputs	Range of rates
Binominal Tree model	Expected term	0.98-1.50 years
	Risk-free interest rate	4.61%-5.21%
	Expected volatility	117.15%-127.38%
	Expected dividend yield	0

Derivative liability as of December 31, 2023 and 2022 is $1,156 and nil respectively, with a loss on change in fair value of derivative liability of $319 and nil recorded in the consolidated statements of operations for the years ended December 31, 2023 and 2022, respectively.

The following method and assumptions were used to estimate the fair value of October Warrant and Execution Warrant (Note 15) on a non-recurring basis:

On October 26, 2023, the Group issued to certain convertible note investor the October Warrant to purchase a total of 1,500,000 ordinary shares and Execution Warrant to purchase a total of 1,000,000 ordinary shares. Both warrants were valued using Black-Scholes option pricing model. The following table presents the quantitative information about the Group’s Level 3 fair value measurements of warrants, which utilize significant unobservable internally-developed inputs:

Valuation techniques	Unobservable inputs	Range of rates
Black-Scholes model	Expected term	6.00 years
	Risk-free interest rate	4.67%-4.83%
	Expected volatility	127.38%-128.66%
	Expected dividend yield	0

Assets measured at fair value on a nonrecurring basis:

The Group measures its property, equipment, intangible assets, and other long-lived assets at fair value on a nonrecurring basis whenever events or changes in circumstances indicate that the carrying value may no longer be recoverable. Goodwill is evaluated for impairment annually or more frequently if events or conditions indicate the carrying value of a reporting unit may be greater than its fair value. Impairment testing compares the carrying amount of the reporting unit with its fair value.

17.Income Taxes

Loss before provision for income taxes is attributable to the following geographic locations for the years ended December 31:

	2023	2022
United States	(20,623)	(12,696)
Foreign	—	—
Total loss before income taxes	(20,623)	(12,696)

The provision for income taxes consists of the following for the years ended December 31, 2023 and 2022:

	2023	2022
Current tax:
Federal tax	$—	$—
State tax	22	9
Total current tax	22	9
Deferred tax:	—	—
Federal tax	$—	$—
State tax	—	—
Total deferred tax	—	—
Total provision for income taxes	$22	$9

The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal income tax rate for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022
Provision for income taxes at U.S. Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	7.20%	13.35%
Non-deductible expenses	0.72%	1.53%
Credits	1.98%	(0.70)%
Change in valuation allowance	(30.90)%	(35.39)%
Other	0.00%	0.14%
	(0.00)%	(0.07)%

Deferred income taxes reflect the net tax effects of loss carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Presented below are the significant components of the Group’s deferred tax assets and liabilities for federal, state and foreign income taxes as of December 31:

	2023	2022
Deferred tax assets:
Net operating loss carry forwards	$11,320	$8,426
Credits and Incentives	1,507	1,246
Research and development expense	1,542	309
ASC 842 Lease liability and Right-of-use Asset	1,119	53
Accruals and reserves	587	(90)
Property and equipment	(44)	(293)
Other temporary differences	390	170
Less: valuation allowance	(16,421)	(9,821)
Total deferred tax assets	$—	$—

As of December 31, 2023, the Group had net operating loss carry forwards for federal income tax purposes of approximately $39,047, which will never expire. The federal net operating loss carry forwards are limited to 80% of taxable income. The Group had a total state net operating loss carry forwards of approximately $44,674, which will begin to expire after the year 2041 to 2042. The Group has a federal R&D credit of $970, which will begin to expire after the year 2041 to 2042. The Group has a California R&D credit of $680, which will never expire.

Utilization of the federal and state net operating losses may be subject to certain annual limitations under IRC Section 382 due to the “change in ownership” provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Group has a full valuation allowance against US federal and state net operating losses.

The Group recognizes deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of the Group’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Group’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance in the U.S. The valuation allowance increased by $6,600 and $4,495 during the years ended December 31, 2023 and 2022, respectively.

The Group had no unrecognized tax benefits as of December 31, 2023 and 2022, respectively. The Group currently files income tax returns in the U.S., as well as California and Delaware. The Group is currently not the subject of any income tax examinations. The Group’s tax returns generally remain open for tax years after 2021.

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

The Tax Cuts and Jobs Act included a sunset provision such that Research and Experimental Expenses incurred after December 31, 2021 are capitalized and amortized. US R&E expenses are amortized over five years and non-US R&E expenses are amortized over fifteen years. As part of the December 31, 2023 tax provision calculation, the Group added back to taxable income, research expenditures of $4,848. These expenses were incurred in the U.S. and amortized over 5 years for U.S. tax purposes.

18.Commitments and Contingencies

Commitments — As of December 31, 2023, the Group had other commitments of approximately $815. These commitments were solely related to contracts signed with vendors for research and development by the Group and are expected to be paid in one year.

Contingency — In the ordinary course of business, the Group may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Group records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. There was a dispute with previous landlord in 2021. On October 19, 2023, this matter was settled for $25 and the Group has timely made the payment and the matter was dismissed with prejudice. In addition, in April 2024, there was another dispute with the landlord of Folsom warehouse which the landlord seeks to recover damages in excess of $250. However, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain. As a result, no reasonable estimate on the loss can be made as of December 31, 2023 and the Group is currently negotiating on settlement with the landlord.

In the opinion of management, there were no other material pending or threatened claims and litigation as of December 31, 2023 and through the issuance date of these consolidated financial statements.

19.Operating Leases

The Group has operating leases for office facilities. The Group’s leases have remaining terms of more than 5 years to less than 6 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Group recognizes lease expense for these leases on a straight-line basis over the lease term. The operating lease expenses were $1,126 and $741 for the years ended December 31, 2023 and 2022, respectively.

Right-of-use assets, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. The Group recorded an impairment charge of $3,385 in impairment on long-lived assets in the Group’s consolidated statements of operation related to its right-of-use assets for the year ended December 31, 2023. For the year ended December 31, 2022, there were no impairment charges related to long-lived assets.

Maturities of operating lease liabilities as of December 31, 2023 were as follow:

Maturity of Lease Liabilities	Operating Leases
2024	$1,535
2025	1,148
2026	1,191
2027	615
Thereafter	—
Total lease payments	4,489
Less: interest	(490)
Present value of lease payments	$3,999
Operating lease liabilities, current	$1,303
Operating lease liabilities, noncurrent	$2,696

Supplemental information related to operating leases was as follows for the year ended December 31, 2023:

Cash paid for amounts included in the measurement of lease liabilities	$644
Operating lease assets obtained in exchange for operating lease liabilities	$404
Weighted average remaining lease term	3.5 years
Weighted average discount rate	7.5%

20.Concentration Risk

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2023 and 2022, the cash and cash equivalents are deposits with federally insured banks, which are typically in excess of insured limits.

Concentration of Customers and Vendors

For the year ended December 31, 2023, there was no customer representing 10% or more of total net revenues. For the year ended December 31, 2022, there were three customers representing 19.1%, 18.9% and 12.9% of total revenue. As of December 31, 2023, there was one customer of which the accounts receivable accounted for 10.0% of total accounts receivable. As of December 31, 2022, there were two customers of which the accounts receivable accounted for 12.9% and 10.0% of total accounts receivable.

For the year ended December 31, 2023, there were two vendors representing 11.0% and 10.6% of total purchase. For the year ended December 31, 2022, there were two vendors representing 24.3% and 19.1% of total purchase.

21.Net Loss Per Share

As a result of the net loss for the years ended December 31, 2023 and 2022, there is no dilutive impact to the net loss per share calculation for the period.

The following table presents the calculation of basic and diluted net loss per share:

	December 31,
	2023	2022
Numerator:
Net loss attributable to shareholders of Phoenix Motor Inc.	(20,645)	(12,705)
Denominator:
Weighted-average number of ordinary shares-basic and diluted	21,199,023	19,664,273
Basic and diluted net loss per share	(0.97)	(0.65)

For the years ended December 31, 2023 and 2022, the following securities were excluded from the computation of diluted net loss per share as inclusion would have been anti-dilutive.

	For years ended December 31,
	2023	2022
Convertible bonds (Note 15)	4,946,097	—
Total	4,946,097	—

22.Subsequent Events

Private Placements

On January 4, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, relating to a Private Placement by the Company pursuant to which the Company issued 600,000 shares of the Company’s common stock at a purchase price of $1.13 per share, and a common stock purchase Warrant to purchase up to 600,000 shares of common stock of the Company, exercisable at $1.13 per share. The Warrant is immediately exercisable, in whole or in part, for a term of one year following issuance and may be exercised on a cashless basis if a registration statement is not then effective and available for the resale of the Warrant Shares. The exercise price and number of Warrant Shares issuable upon exercise of the Warrant are subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends, split-ups, recapitalizations, reclassifications or the like. The Private Placement closed on January 25, 2024 and the Company received gross proceeds from the Private Placement of $678, before deducting offering expenses payable by the Company.

On January 11, 2024, the Company entered into separate Securities Purchase Agreements with four accredited investors, relating to a Private Placement by the Company of an aggregate of 3,478,260 shares of the Company’s common stock at a purchase price of $1.15 per share, and common stock purchase Warrants to purchase up to 13,913,043 of common stocks of the Company, exercisable at $2.00 per share. The Company received gross proceeds from the Private Placement of $4,000, before deducting offering expenses payable by the Company.

On January 29, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, to issue and sell in a registered direct offering an aggregate of 4,196,370 shares of the Company’s common stock. The Purchase Agreement also provides that the Company will issue to the Investors warrants to purchase up to 4,196,370 shares of Common Stock in a concurrent private placement. The Common Stock and accompanying Warrants were offered at a combined offering price of $1.15 per share. Each Warrant is exercisable for one share of Common Stock. The Warrants have an initial exercise price of $2.00 per share and are exercisable at any time on or after the date of issuance and will expire on the fifth anniversary of the date on which the Warrants were issued. The proceeds from the Offering were $4,826, before offering expenses. The Offering closed on February 2, 2024.

On February 7, 2024, the Company entered into another Securities Purchase Agreement with certain accredited investors, to issue and sell in a registered direct offering an aggregate of 1,415,929 shares of the Company’s common stock. The Purchase Agreement also provides that the Company will issue to the Investors warrants to purchase up to 1,415,929 shares of Common Stock in a concurrent private placement. The Common Stock and accompanying Warrants were offered at a combined offering price of $1.13 per share. The Warrants have an initial exercise price of $2.00 per share, are exercisable at any time on or after the date of issuance and will expire on the fifth anniversary of the date on which the Warrants were issued. The proceeds from the Offering were approximately $1,600, before offering expenses. The Offering closed on February 9, 2024.

Acquisition with Proterra Inc.

On November 13, 2023, the Company was selected as the winning bidder to acquire the Proterra Transit business line assets (“Proterra Transit”) from Proterra Inc. (“Proterra”), a leading innovator in commercial vehicle electrification technology, through the auction of the assets in a Chapter 11 sales process. through Proterra’s Chapter 11 plan of reorganization. On the same date, the Group entered into two Asset Purchase Agreements with Proterra, Inc. and its subsidiary, Proterra Operating Company, Inc., pursuant to which the Group agreed to purchase:

(i) substantially all of the assets of the Proterra Transit Business Unit, which is the business unit of Proterra that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets, and

(ii) the Proterra Battery Lease Agreements, which are all of the battery lease transferred contracts to which Proterra is a party as the “lessor” thereunder, used in connection with deployed Proterra electric transit buses.

The parties received Bankruptcy Court approval for the sale of the Proterra Transit Business Unit and the Proterra Battery Lease Agreements on January 9, 2024. On January 11, 2024, the Group completed the acquisition of the Proterra Transit Business Unit for a purchase price of $3,500. The Group also assumed certain of Proterra’s obligations associated with the purchased Proterra Transit Business Unit, free and clear of liens, claims, encumbrances, other than certain specified cure payments and other liabilities of Proterra related to the Proterra Transit Business Unit. On February 7, 2024, the Group completed the acquisition of the Proterra Battery Lease Agreements for a purchase price of $6,500.

The Group entered into above acquisition to obtain comprehensive commercial vehicle electrification technology and to expand the product lines for the Group’s clients. The Group has not provided the preliminary purchase price allocation for this acquisition as the initial accounting is incomplete.

Resignation of Chief Financial Officer

On March 8, 2024, the Group accepted the resignation of Mr. Chris Wang as Chief Financial Officer of the Company effective as of March 8, 2024. Mr. Wang resigned for personal reasons and there were no disagreements between Mr. Wang and the Group. On March 12, 2024, the Board of Directors of the Company appointed Mr. J. Mark Hastings as the Company’s Chief Financial Officer, effective immediately. On April 10, 2024, the Group accepted the resignation of Mr. J. Mark Hastings as Chief Financial Officer of the Company effective as of April 10, 2024. Mr. Hastings resigned for personal reasons and there were no disagreements between Mr.

Hastings and the Group. The Group’s Chief Executive Officer, Mr. Xiaofeng Peng, was appointed to serve as the interim Chief Financial Officer of the Group.

Financing with Nations Bus

On February 27, 2024, the Group entered into a financing agreement with Nations Bus Corp. (“Nations Bus”). In the agreement, it stated that the Group had purchased certain assets of Proterra Transit, including 6 buses in inventory. Raleigh-Durham International Airport (“RDU”) has inspected the buses and has executed a contract to purchase them for $652 each for a total consideration of $3,909. Nations Bus wired $1,900 to the Group on February 28, 2024. The Group agrees to wire Nations Bus $2,800 ($467 per bus) within 24 hours of receipt of payment for each bus from RDU. If payment is made separately by bus, then the Group will wire $467 within 24 hours of receipt. If payment is received in one lump sum of $3,909, the Group will wire $2,800 within 24 hours of receipt. The Group received a total of $3,909 from RDU in March 2024. The Group will be entitled to keep the remaining $1,109 received from RDU after payment is made to Nations Bus. The Group have not paid $2,800 to Nations Bus as of the date of the issuance of the consolidated financial statements and the Group is still in the negotiation with Nations Bus.

Financing with Agile Capital

On March 12, 2024, the Group (“Borrower”) entered into a Subordinated Business Loan and Security Agreement (“Term Loan”) with Agile Capital Funding (“Agile Capital”), LLC as collateral agent, and Agile Lending, LLC, a Virginia limited liability company (“Lead Lender”) and each assignee that becomes a party to this Agreement (each individually with the Lead Lender, a “Lender” and collectively with the Lead Lender, the “Lenders”).

The total principal amount of the Term Loan is $2,363, including the Administrative Agent Fee remitted to Agile Capital of $113. The net proceeds to Borrower is $2,250. The total repayment amount of the Term Loan, including all interest, lender fees, and third-party fees, assuming all payments are made on time is $3,402, including the interest Charge of $1,039, assuming all payments are made on time weekly. And the default interest rate is otherwise applicable thereto plus five percentage points (5.00%). The Group made weekly payment of $122 since March 22, 2024.

The collateral of the Term Loan consists of all of Borrower’s right, title and interest in and to the following property:

All of Borrower’s goods, Accounts, Equipment, Inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, General Intangibles (including Intellectual Property), commercial tort claims, documents, instruments (including any promissory notes), chattel paper (whether tangible or electronic), cash, deposit accounts and other Collateral Accounts, all certificates of deposit, fixtures, letters of credit rights (whether or not the letter of credit is evidenced by a writing), securities, and all other investment property, supporting obligations, and financial assets, whether now owned or hereafter acquired, wherever located; and All of Borrower’s books and records relating to the foregoing, and any and all claims, rights and interests in any of the above and all substitutions for, additions, attachments, accessories, accessions and improvements to and replacements, products, proceeds and insurance proceeds of any or all of the foregoing.

If Changes in Business or Management, Ownership occur, or the Term Loan is accelerated following the occurrence of an Event of Default (as defined in the Term Loan), Borrower shall immediately pay to Lenders, payable to each Lender in accordance with its respective Pro Rata Share, an amount equal to the sum of: (i) all outstanding principal of the Term Loans plus accrued and unpaid interest thereon accrued through the prepayment date, (ii) the Prepayment Fee (equal to the aggregate and actual amount of interest that would be paid through the Maturity Date), plus (iii) all other Obligations that are due and payable, including, without limitation, interest at the Default Rate with respect to any past due amounts.

Guarantee for SPI

On March 6, 2024, the Group’s related party, SPI Energy Co., Ltd. (“SPI”) entered into a Deed of Settlement with its creditor, Streeterville Capital, LLC (“Streeterville”) to settle the unpaid balances of certain convertible notes via installment payments as agreed in the Deed of Settlement. As of part of this Deed of Settlement, the Company, as the guarantor, covenants to Streeterville to pay and satisfy on demand all liabilities due from SPI to Streeterville with a total amount of $14,980.

The Group has evaluated subsequent events through the date of issuance of the consolidated financial statements, there were no other subsequent events occurred that would require recognition or disclosure in the consolidated financial statements.