Form 10-Q
period 2024-03-31
PHOENIX MOTOR INC.
filed 2024-10-03
CIK 1879848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The registrant had 37,169,420 shares of common stock outstanding as of September 30, 2024.

2

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

PHOENIX MOTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,796	$31
Restricted cash	—	3,252
Accounts receivable, net	4,974	451
Inventories	56,216	1,796
Prepaid expenses and other current assets, net	633	356
Amount due from a related party	84	130
Assets held-for-sale	6,370	—
Total current assets	71,073	6,016
Property and equipment, net	5,054	1,119
Operating lease right-of-use assets	2,431	—
Net investment in leases	176	230
Goodwill	—	4,271
Total assets	$78,734	$11,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,629	$3,529
Accrued liabilities	1,781	926
Advance from customers, current	733	167
Deferred income	357	362
Warranty reserve, current	4,222	289
Lease liabilities, current	2,296	1,303
Amounts due to a related party	178	863
Short-term borrowing	4,262	961
Derivative liability	1,070	1,156
Convertible note, current	2,910	1,320
Income tax payable	4,943	—
Long-term borrowing, current	6	5
Total current liabilities	25,387	10,881
Lease liabilities, noncurrent	3,883	2,696
Warranty reserve, noncurrent	10,796	—
Advance from customers, noncurrent	2,066	2,214
Convertible notes, noncurrent	—	540
Long-term borrowings	143	144
Deferred tax liabilities	12,787	—
Total liabilities	$55,062	16,475

Commitments and contingencies (Note 16)

Equity:
Common stock, par $0.0004, 450,000,000 shares authorized, 34,452,220 and 21,900,918 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	14	9
Additional paid-in capital	58,066	44,359
Accumulated deficit	(34,408)	(49,207)
Total stockholders’ equity/(deficit)	23,672	(4,839)
Total liabilities and stockholders’ equity	$78,734	$11,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues	$9,420	$1,781
Cost of revenues	6,915	1,608
Gross profit	2,505	173
Operating expenses:
Selling, general and administrative	8,649	3,871
Reversal of credit loss	—	(25)
Impairment of goodwill	4,271	—
Operating loss	(10,415)	(3,673)

Other income (expense):
Interest expense, net	(2,695)	1
Gain on sales-type leases	—	99
Change in fair value of derivative liability	(58)	—
Employee retention credit	—	697
Others	2	98
Bargain purchase gain	32,908	—
Total other income, net	30,157	895
Income (loss) before income taxes	19,742	(2,778)
Income tax provision	4,943	—
Net income (loss)	$14,799	$(2,778)

Net income (loss) per share of common stock:
Basic	$0.49	$(0.13)
Diluted	$0.44	$(0.13)
Weighted average shares outstanding
Basic	30,456,235	20,823,622
Diluted	34,247,958	20,823,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares*	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	20,277,046	$8	$40,836	$(28,562)	$12,282
Net loss	—	—	—	(2,778)	(2,778)
Stock-based compensation	—	—	109	—	109
Issuance of common stock per standby equity purchase agreements	904,878	—	1,154	—	1,154
Balance as of March 31, 2023	21,181,924	8	42,099	(31,340)	10,767

Balance as of January 1, 2024	21,900,918	$9	$44,359	$(49,207)	$(4,839)
Net income	—	—	—	14,799	14,799
Stock-based compensation	—	—	50	—	50
Reclass of derivative liability upon conversion of related convertible notes	—	—	144	—	144
Issuance of common stock for convertible note conversion	715,279	—	451	—	451
Issuance of common stock for settlement with vendors	1,365,261	1	1,692	—	1,693
Issuance of restricted shares to Wisdom Financial to repay loan interest (Note 10)	180,202	—	270	—	270
Issuance of common stock for private placements	10,290,560	4	11,100	—	11,104
Balance as of March 31, 2024	34,452,220	14	58,066	(34,408)	23,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Month ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	14,799	(2,778)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	416	355
Gain on sales-type leases	—	(99)
Reversal of credit loss	—	(25)
Write down of inventories	—	80
Amortization of convertible notes	1,490	—
Loss on Change in market value of derivative liability	58	—
Share-based compensation	50	109
Impairment loss on goodwill	4,271	—
Warranty reserve	(235)	(3)
Amortization of right-of-use assets	231	280
Bargain purchase gain	(32,908)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,523)	10
Inventories	5,631	795
Prepaid expenses and other assets	(277)	222
Accounts payable	793	116
Accrued liabilities	1,144	(93)
Deferred revenue	(5)	(10)
Advance from customers	418	222
Lease liabilities	(482)	(267)
Net investment in leases	54	—
Amount due to related party	184	—
Amount due from related party	46	—
Income tax payable	4,943	—
Net cash used in operating activities	(3,902)	(1,086)

Cash flows from investing activities:
Purchase of property and equipment	(113)	(71)
Acquisition of Proterra	(10,000)	—
Net cash used in investing activities	(10,113)	(71)

Cash flows from financing activities:
Repayment of borrowings	(970)	(3)
Proceeds from borrowings	4,263	—
Repayment of related party borrowings	(1,904)	—
Proceeds from related party borrowings	1,035	—
Proceeds received from private placements	11,104	1,154
Net cash generated from financing activities	13,528	1,151

Decrease in cash, cash equivalents and restricted cash	(487)	(6)
Cash, cash equivalents and restricted cash at beginning of the period	3,283	389
Cash, cash equivalents and restricted cash at end of the period	2,796	383

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	2,796	133
Restricted cash	—	250
Total cash, cash equivalents, and restricted cash	2,796	383

Supplemental cash flow information:
Income tax paid	—	—
Non-cash activities:
Issuance of common stock for settlement with vendors	1,693	—
Issuance of common stock for convertible note conversion	451	—
Reclass of derivative liability upon conversion of related convertible debentures	144	—
Issuance of restricted shares to Wisdom Financial to repay the consulting fee	270	—
Inventories transferred to property and equipment	—	163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US$ thousands except for shares and share prices)

1. Description of Business and Organization

Phoenix Motor Inc. (“Phoenix Motor” or the “Company”) and its subsidiaries (collectively, the “Group”) is engaged in design, assembly, and integration of electric drive systems for medium duty electric vehicles (“EVs”) and electric transit buses.

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

On September 26, 2023, the Group’s ultimate parent company, SPI Energy Co., Ltd.’s (“SPI”) wholly - owned subsidiary, EdisonFuture, Inc., sold shares of the Company’s common stock owned by it, representing 56.36% of the outstanding shares of the Company, to Palo Alto Clean Tech Holding Limited (“Palo Alto”), an entity owned and controlled by Mr. Xiaofeng Peng, the Company’s Chairman of the Board of Directors and CEO. After this transaction, SPI was no longer the Group’s ultimate parent company but still considered as a related party of the Group as SPI owns over 20% of the Company’s outstanding shares through EdisonFuture, Inc, and it is an affiliated company controlled by Mr. Xiaofeng Peng.

In November 2023, the Group participated in two of court auctions and emerged as the highest bidder for two asset packages, one for Proterra transit business unit and one for the Proterra battery lease contracts, with total consideration of $10,000 in cash. As part of the acquisition, the Group assumed estimated warranty liability of $14,994. On January 11, 2024, the Group completed the acquisition of the Proterra transit business unit and on February 7, 2024, the Group completed the acquisition of Proterra battery lease contracts. After the acquisition, the Group engages in the business that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets and the Group was assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. In March 2024, the Group declared its plan to sell all the Battery Lease Agreements acquired from Proterra acquisition. On June 24, 2024, the Group entered into an asset purchase agreement with Zenobe Americas EV Assotco LLC (Zenobe). In the agreement, the Group sells the battery lease receivables to Zenobe in two batches while retains the warranty liability associated with leased batteries.

2. Summary of Significant Accounting Policies

  (a) Basis of Presentation

The accompany unaudited condensed consolidated financial statements of the Group are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements do not include all the information and disclosures required in the annual financial statements and should be read in conjunction with the Group’s consolidated financial statements as of December 31, 2023 and accompanying notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the quarterly periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Group’s consolidated financial statements for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results for the full years or any future periods.

  (b) Revenue Recognition

The Group’s accounting practices under Accounting Standards Codification (“ASC”) No. 606, “Revenue from Contracts with Customers” (“ASC 606” or “Topic 606”) are as followings:

Sales of EVs and kits

The Group generates revenue from sales of EVs and kits, which are electric drive system kits that are integrated into shuttle buses sold to the customers. EV buyers in California are entitled to government grants when they purchase EV that qualify for certain government grant project. The Group applies for and collects such government grants on behalf of the customers. Accordingly, customers only pay the amount after deducting government grants.

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

Sales of Transit Buses

The Group recognizes revenue on sales of transit buses at a point in time following the transfer of control of such products to the customer, which typically occurs upon the delivery to the customer when the Company can objectively demonstrate that the criteria specified in the contractual acceptance provisions are achieved prior to delivery. In cases where the Company cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior delivery, revenue is recognized upon acceptance by the customer. The Group determined that the government grants should be considered as part of the transaction price because it is granted to the transit buses buyer and the buyer remains liable for such amount in the event the grants were not received by the Group or returned due to the buyer violates the government grant terms and conditions.

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

Other revenue

Other revenue consists of maintenance service, sales of component and charging stations, sales of forklifts, shipping and delivery fees and others. For maintenance service, revenues are recognized on a straight-line basis over the contractual term. For sales of component and charging stations, shipping and delivery fees and others, the Group recognizes revenue at a point in time following the transfer of control of such products or services to the customer, which typically occurs upon the delivery to the customer.

Disaggregation of revenues

The Group disaggregates its revenue by four primary categories: sales of transit buses, sales of EVs, lease of EVs, sales of forklifts and others.

The following is a summary of the Group’s disaggregated revenues:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Sales of transit buses	$8,531	$—
Sales of EVs	250	1,151
Lease of EVs	39	90
Sales of forklifts	39	214
Others	561	326
	$9,420	$1,781

The following is a summary of the Group’s disaggregated revenues by timing of revenue recognition:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(Unaudited)	(Unaudited)
Over time	$235	$225
Point in time	9,185	1,556
	$9,420	$1,781

A contract liability is the Group’s obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer. The Group records contract liabilities as advance from customers. As of March 31, 2024 and December 31, 2023, the balances of contract liabilities were $2,799 and $2,381, respectively. During the three months ended March 31, 2024, the Group recognized $58 as revenue that was included in the balance of advance from customers at January 1, 2024.

  (c) Leases

Lessor Accounting

During the year ended December 31, 2023, the Group amended agreements with the customers related to the leased EVs to renew the lease term. Since there was no grant of additional right-of-use assets, the Group did not account for the modified lease agreements as new leases but accounted for the original lease and the modified lease agreements as a combined lease. The Group reviewed the combined lease agreements and considered that (i) the lease term represents for the major part (greater than 75%) of the economic life of the underlying equipment; and (ii) the present value of the sum of lease payments and any residual value guaranteed by the lessee that has not already been included in lease payments equals or exceeds substantially (greater than 90%) all of the fair value of the underlying asset.

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

The net investment in leases was $424 as of March 31, 2024, in which current portion of $248 was included in prepaid expenses and other current assets, net on the balance sheet. During the three months ended March 31, 2024, there was no gain or loss on sales-type leases. During the three months ended March 31, 2023, gain on sales-type leases was $99.

  (d) Business Combination

Business combinations are recorded using the acquisition method of accounting and, accordingly, the acquired assets and liabilities are recorded at their fair market value at the date of acquisition. Any excess of acquisition cost over the fair value of the acquired assets and liabilities, including identifiable intangible assets, is recorded as goodwill. The Group charges acquisition related costs that are not part of the purchase price consideration to general and administrative expenses as they are incurred. Those costs typically include transaction and integration costs, such as legal, accounting, and other professional fees.

According to Business Combination (Topic 805) the Group performs a screen test to evaluate whether a transaction should be accounted for as an acquisition and/or disposal of a business versus assets. In order for a purchase to be considered an acquisition of a business, and receive business combination accounting treatment, the set of transferred assets and activities must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the set of transferred assets and activities is not a business.

  (e) Fair Value Measurement

The Group measures at fair value certain of its financial and non-financial assets and liabilities by using a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, essentially an exit price, based on the highest and best use of the asset or liability. The levels of the fair value hierarchy are:

●	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

●	Level 2 — Significant other observable inputs (e.g., quoted prices for similar items in active markets, quoted prices for identical or similar items in markets that are not active, inputs other than quoted prices that are observable, such as interest rate and yield curves, and market-corroborated inputs).

●	Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting unit to develop its own assumptions.

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

  (f) Product Warranties

Products Warranties on EVs and Kits

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

Products Warranties on transit buses and batteries

The Group provides a limited warranty to customers on vehicles, battery systems and components. The limited warranty ranges from one to 12 years depending on the components. Pursuant to these warranties, the Group will repair, replace, or adjust the parts on the products that are defective in factory supplied materials or workmanship. The Group records a warranty reserve for the products sold at the point of revenue recognition, which includes the best estimate of the projected costs to repair or replace items under the limited warranty. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the relatively short history of sales. Changes to the historical or projected warranty experience may cause material changes to the warranty reserve in the future. The portion of the warranty reserve expected to be incurred within the next 12 months is included within warranty reserve - short term liabilities while the remaining balance is included within warranty reservice - long term liabilities on the balance sheets.

Warranty expense is recorded as a component of cost of sales in the condensed consolidated statements of operations. The balance of warranty reserves was $15,018 and $289 as of March 31, 2024 and December 31, 2023, respectively.

  (g) Assets Held-for-Sale

The Group classifies assets to be sold as assets held for sale when (i) the management has approved and commits to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition and is ready for sale, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Assets classified as held for sale are recorded at the lower of the carrying amount or fair value less the cost to sell and are reflected as held-for-sale leased assets in the consolidated balance sheets.

  (h) Goodwill

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

During the three months ended March 31, 2024, the Group identified impairment indicator resulted from the Company’s continuous decreasing stock price since January 2024 and performed interim goodwill impairment testing. The Group recorded an impairment on goodwill of $4,271 based on the difference between fair value and the carrying amount of the reporting unit.

3. Going concern

The Group has net income of $14,799 during the three months ended March 31, 2024, mainly due to the bargain purchase gain from the acquisition of Proterra transit business unit. Excluding the one-time bargain purchase gain, the Group incurred a net loss during the three months ended March 31, 2024 and has incurred significant recurring losses before 2024. In addition, the cash flow used in operating activities was $3,902 and the Group needs to raise additional funds to sustain its operations. Furthermore, the Group assume the responsibility to provide Proterra transit business unit employees job offers at closing date and keep those employees for at least one year, which costs are estimated to be over $20,000. These factors raise substantial doubt as to the Group’s ability to continue as a going concern.

For the next 12 months from the issuance date of the condensed consolidated quarterly financial statements, the Group plans to continue pursuing strategies to improve liquidity and raise additional funds while implementing various measures to control costs and improve efficiency. Such strategies and measures include the following: 1) continue to drive for operation integration and efficiency under ONE Phoenix, re-alignment operating units under ONE Goal, right sizing workforce under ONE Team; 2) re-establish the cost structure and cost base to increase operation efficiency with the new integrated ERP and other operating systems; 3) expand and strengthen strategic partnership to outsource a significant portion of design and engineering work for the next generation product to third party vendors and suppliers to control overall development and supply chain costs; 4) implement working capital initiatives and negotiate better payment terms with customers and for some of the new orders, require down payments; 5) implement cash saving initiatives and tighter cash control, and calibrate capital allocation to manage liquidity; and 6) continue to proactively implement a robust capital market strategy to provide financing for the Group’s operations through proceeds from private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs.

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

4. Business Combination

In November 2023, the Group participated in two auctions conducted by the United States Bankruptcy Court and emerged as the highest bidder for two asset packages, one for Proterra transit business unit and one for the Proterra battery lease contracts, with total consideration of $10,000 in cash. The transaction costs were $553 and the Group assumed estimated warranty liability of $14,994. In addition, the Group also assumed the responsibility to provide Proterra transit business unit employees job offers at closing date and keep those employees for at least one year. The cash consideration has been fully paid as of March 31, 2024.

The acquisition was accounted for as a business combination. Accordingly, the acquired assets and liabilities were recorded at their fair value at the date of acquisition. The purchase price allocation was based on a valuation analysis that utilized and considered generally accepted valuation methodologies such as the market and cost approach. The Group determines the fair value of the assets acquired and the liabilities assumed in this business combination with the assistance of a third-party valuation firm. The determination and allocation of fair values to the identifiable assets acquired and liabilities assumed are based on various assumptions and valuation methodologies requiring considerable judgment from management. The amount of the identifiable net assets acquired exceeds the fair value of the consideration transferred and the allocation of negative goodwill to reduce the tax bases of acquired net assets causes the book bases to exceed their respective tax bases, resulting in the recognition of deferred tax liabilities. The Group measures the bargain purchase gain from Proterra acquisition as follows:

Inventories.	$60,051
Right-of-use assets	2,663
Property and equipment	4,238
Battery lease receivable	6,400
Lease liabilities	(2,663)
Warranty liabilities	(14,994)
Deferred tax liabilities	(12,787)
Identifiable net assets acquired (a)	42,908
Less: Fair value of the consideration transferred (b)	10,000
Gain on bargain purchase (b-a)	$32,908

The gain on bargain purchase from the Proterra acquisition was generated from the acquisition of a bankrupt company and the Group was the only bidder who would continue to run the transit business and keep all transit business employees for at least a one year period. Other bidders would liquidate the transit assets and terminate the transit business employees. The Group’s bidding was accepted by the Bankruptcy Court.

Due to the fact that the acquisition occurred in the current interim period, the Group’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Group obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. As of September 30, 2024, the Group had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property and equipment, inventories, tax uncertainties and liabilities assumed. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to gain on bargain purchase.

The pro forma information that presents the Group’s pro forma results of operations assuming the acquisition of Proterra transit buses and battery lease receivables took place on January 1, 2023 is not available due to the following reasons: (i) Proterra had three business groups and the three Proterra business groups were integrated and worked together to fulfill customers’ orders, and Proterra does not have standalone data for any of its three business groups, including employee data; and (ii) Proterra did not grant access to the Group of Proterra’s prior years’ consolidated financial data due to the integrated nature of this data. Furthermore, due to significant personnel turnover in the accounting and finance departments of Proterra, the Group lacks the historical knowledge and data to recreate the standalone financial statements for each business group for prior periods

The following information presents the revenue and earnings from Proterra transit bus business and Proterra battery lease receivables included in the Group’s condensed consolidated financial statements for the three months ended March 31, 2024:

From Proterra acquisition
Three months ended
March 31, 2024
(Unaudited)
Revenues	$8,979
Net income	$24,572

5. Assets held for sale

On February 7, 2024, the Group completed the acquisition of the Proterra Battery Lease Agreements, by which the Group was assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. The fair value of the lease receivables as of the acquisitions date was determined to be $6,400 (Note 4) and the Group also assumed warranty obligations associated with the purchased Proterra Battery Lease Agreements of $994.

As of March 31, 2024, the Group has committed to a plan to sell the battery lease receivables and this group of asset to be sold is ready for sale and can be clearly distinguished and valued at its reasonable current fair value. The transaction is probable to close in the second half of 2024 and it is unlikely that significant changes will be made. Thus, the leased assets were recorded as assets held-for-sale and recorded at the lower of the carrying value or fair value less costs to sell.

On June 24, 2024, the Group entered into an asset purchase agreement with Zenobe. In the agreement, the Group sells the battery lease receivables to Zenobe in two batches while retains the warranty liability associated with leased batteries. The aggregate purchase price for Batch 1 transferred assets is made of: (i) $3,575, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 1 closing date, plus (iii) the assumption of the Assumed Liabilities incurred after the applicable Closing Date related to the Batch 1 Transferred Assets. The aggregate purchase price for Batch 2 transferred assets is made of: (i) $2,175, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 2 closing date, plus (iii) assumption of the Assumed Liabilities incurred after the applicable Closing Date related to the Batch 2 Transferred Assets. On July 5, 2024, the Group closed the first batch of the sale and received net proceeds of $2,400 from the sale. The Group is expected to close the second batch of the sale in 2024.

The Group recorded the carrying amount of lease receivable at $6,370 as of March 31, 2024, which represents the best estimate of the current fair value.

6. Accounts Receivable, Net

The accounts receivable, net as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
	(unaudited)
Accounts receivable, customers	$4,841	171
Accounts receivable, governmental incentive	158	305
Less: Allowance for doubtful accounts	(25)	(25)
Accounts receivable, net	$4,974	$451

For the three months ended March 31, 2024, there was no provision for credit loss for accounts receivables. For the three months ended March 31, 2023, the Group reversed provision for credit loss of $25.

7. Inventories

Inventories as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31,	December 31,
	2024	2023
	(unaudited)
Raw materials	$41,861	$865
Work in process	8,530	108
Finished goods	5,825	823
Total inventories	$56,216	$1,796

During the three months ended March 31, 2024, there was no write down to reflect the lower of cost or net realizable value. During the three months ended March 31, 2023, $80 of inventories were written down to reflect the lower of cost or net realizable value.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of March 31, 2024 and December 31, 2023 consist of the following:

	March 31,	December 31,
	2024	2023
	(unaudited)
Prepaid expenses	$100	$100
Sales-type lease receivable	248	249
Vendor deposits	417	131
Others	30	38
Total prepaid and other current assets	795	518
Less: Provision for credit loss	(162)	(162)
Total prepaid and other current assets, net	$633	$356

9. Sales-type Lease Receivable

The Group entered into a total of ten vehicle lease agreements with certain customers during the year ended December 31, 2023 and the Group delivered vehicles under sales-type leases.

Sales-type lease receivables-short term as of March 31, 2024 and December 31, 2023 was $248 and $249, respectively, and sales-type lease receivables-long term as of March 31, 2024 and December 31, 2023 was $176 and $230, respectively.

Interest income recognized for sales-type leases for the three months ended March 31, 2024 was $16.

As of March 31
2024
Lease receivables-long term	176
Lease receivables-short term	248
Total lease receivables	424
Unguaranteed residual assets	—
Net investment in leases	424
Recorded in Prepaid expenses and other current assets	248
Recorded in Net investment in leases- non-current	176

Annual minimum undiscounted lease payments under the Group’s leases were as follows as of March 31, 2024:

Sales-type
Remaining of 2024	231
Years Ending December 31,
2025	184
2026	54
2027	15
2028 and thereafter	—
Total lease receipt payments	484
Less: Imputed interest	(60)
Total lease receivables (1)	424
Unguaranteed residual assets	—
Net investment in leases (1)	424

(1)	Current portion of $248 of total lease receivables included in prepaid expenses and other current assets, net on the consolidated balance sheet.

10. Short-term Borrowings

Financing with Nations Bus

On February 27, 2024, the Group entered into a financing agreement with Nations Bus Corp. (“Nations Bus”). In the agreement, it stated that the Group had purchased certain assets of Proterra Transit, including 6 buses in inventory. Raleigh-Durham International Airport (“RDU”) has inspected the buses and has executed a contract to purchase them for $652 each for a total consideration of $3,909. Nations Bus lent and wired $1,900 to the Group on February 28, 2024. The Group agrees to wire Nations Bus $2,800 ($467 per bus) within 24 hours of receipt of payment for each bus from RDU. If payment is made separately by bus, then the Group will wire $467 within 24 hours of receipt. If payment is received in one lump sum of $3,909, the Group will wire $2,800 within 24 hours of receipt. The Group received a total of $3,909 from RDU in March 2024. The Group will be entitled to keep the remaining $1,109 received from RDU after payment is made to Nations Bus. The Group has repaid $2,800 to Nations Bus in April and May 2024, including $900 accrued interests.

Financing with Agile Capital

On March 12, 2024, the Group entered into a Subordinated Business Loan and Security Agreement (“Term Loan”) with Agile Capital Funding, LLC (“Agile Capital”) as collateral agent, and Agile Lending, LLC, a Virginia limited liability company (“Lead Lender”) and each assignee that becomes a party to this agreement (each individually with the Lead Lender, a “Lender” and collectively with the Lead Lender, the “Lenders”).

The total principal amount of the Term Loan is $2,363, including the administrative agent fee remitted to Agile Capital of $113. The net proceeds to the Group is $2,250. The total repayment amount of the Term Loan, including all interest, lender fees, and third-party fees, assuming all payments are made on time is $3,402, including the interest charge of $1,039, assuming all payments are made on time weekly, and the default interest rate is otherwise applicable thereto plus five percentage points (5.00%).

The collateral of the Term Loan consists of all of the Group’s right, title and interest in and to the following property:

All of the Group’s goods, accounts, equipment, inventory, contract rights or rights to payment of money, leases, license agreements, franchise agreements, general intangibles (including Intellectual Property), commercial tort claims, documents, instruments (including any promissory notes), chattel paper (whether tangible or electronic), cash, deposit accounts and other collateral accounts, all certificates of deposit, fixtures, letters of credit rights (whether or not the letter of credit is evidenced by a writing), securities, and all other investment property, supporting obligations, and financial assets, whether now owned or hereafter acquired, wherever located; and all of the Group’s books and records relating to the foregoing, and any and all claims, rights and interests in any of the above and all substitutions for, additions, attachments, accessories, accessions and improvements to and replacements, products, proceeds and insurance proceeds of any or all of the foregoing.

If changes in business or management, ownership occur, or the Term Loan is accelerated following the occurrence of an Event of Default (as defined in the Term Loan), the Group shall immediately pay to Lenders, payable to each Lender in accordance with its respective pro rata share, an amount equal to the sum of: (i) all outstanding principal of the Term Loans plus accrued and unpaid interest thereon accrued through the prepayment date, (ii) the prepayment fee (equal to the aggregate and actual amount of interest that would be paid through the maturity date), plus (iii) all other obligations that are due and payable, including, without limitation, interest at the default rate with respect to any past due amounts.

Since August 2024, the weekly payment amount agreed in the payment schedule was $122 per week; however, the Group paid $30 or $40 per week. The Group did not enter into amendments or supplemental contracts to the original contract. Pursuant to the original agreement, if the borrower fails to pay any principal or interest on its due date, or fails to pay any other obligation within three business days after it becomes due and payable, it constitutes a payment default. During the continuance of an Event of Default, obligations shall accrue interest at a fixed annual rate equal to the rate that is otherwise applicable thereto plus 5.00% as the default rate. The lender may declare the entire unpaid principal balance of the loan, together with all accrued interest thereon and any other charges or fees payable thereunder, immediately due and payable by providing written notice to the borrower.

Financing with Wisdom

The Group entered into a short-term loan agreement with total principal amount of $961 on December 11, 2023 with Wisdom Financial holdings Company Ltd (“Wisdom”). The short-term loan was used to pay deposit to purchase Proterra assets (see Note 4). The principal amount of the loan was fully paid off on January 8, 2024 by cash. Total interest expense of the loan was $279, in which $9 was paid off in January 2024 by cash, and $270 was settled by issuance of 180,202 shares of common stock of the Company in January 2024.

11. Equity

(a)	Private Placements

On January 4, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, relating to a private placement by the Company pursuant to which the Company issued 600,000 shares of the Company’s common stock at a purchase price of $1.13 per share, and a common stock purchase warrant to purchase up to 600,000 shares of common stock of the Company, exercisable at $1.13 per share. The warrant is immediately exercisable, in whole or in part, for a term of one year following issuance and may be exercised on a cashless basis if a registration statement is not then effective and available for the resale of the warrant shares. The exercise price and number of warrant shares issuable upon exercise of the warrant are subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends, split-ups, recapitalizations, reclassifications or the like. The private placement closed on January 25, 2024 and the Company received gross proceeds from the private placement of $678, before deducting offering expenses payable by the Company. The Group determined that the warrant met the definition of equity instrument and estimated a fair value of the warrants using the Black-Scholes pricing model at the date of issuance at$576. During the three months ended March 31, 2024, the Group noted that it actually issued a total of 1,200,000 shares of common stock of the Company to this investor and the Group is current in negotiation with the investor to cancel the 600,000 shares that were incorrectly issued.

On January 11, 2024, the Company entered into separate Securities Purchase Agreements with four accredited investors, relating to a private placement by the Company of an aggregate of 3,478,260 shares of the Company’s common stock at a purchase price of $1.15 per share, and common stock purchase warrants to purchase up to 13,913,043 shares of common stock of the Company, exercisable at $2.00 per share. The Company received gross proceeds from the private placement of $4,000, before deducting offering expenses payable by the Company. The Group determined that the warrant met the definition of equity instrument and estimated a fair value of the warrants using the Black-Scholes pricing model at the date of issuance at $15,908.

On January 29, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, to issue and sell in a registered direct offering an aggregate of 4,196,370 shares of the Company’s common stock. The purchase agreement also provides that the Company will issue to the investors warrants to purchase up to 4,196,370 shares of common stock of the Company in a concurrent private placement. The common stock and accompanying warrants were offered at a combined offering price of $1.15 per share. Each warrant is exercisable for one share of common stock. The warrants have an initial exercise price of $2.00 per share and are exercisable at any time on or after the date of issuance and will expire on the fifth anniversary of the date on which the warrants were issued. The offering closed on February 2, 2024 and the proceeds from the offering were $4,826, before offering expenses. The Group determined that the warrants met the definition of equity instrument and estimated a fair value of the warrants using the Black-Scholes pricing model at the date of issuance at $4,740.

On February 7, 2024, the Company entered into another Securities Purchase Agreement with certain accredited investors, to issue and sell in a registered direct offering an aggregate of 1,415,929 shares of the Company’s common stock. The purchase agreement also provides that the Company will issue to the investors warrants to purchase up to 1,415,929 shares of common stock of the Company in a concurrent private placement. The common stock and accompanying warrants were offered at a combined offering price of $1.13 per share. The warrants have an initial exercise price of $2.00 per share, are exercisable at any time on or after the date of issuance and will expire on the fifth anniversary of the date on which the warrants were issued. The offering closed on February 9, 2024, and the proceeds from the offering were $1,600, before offering expenses. The Group determined that the warrant met the definition of equity instrument and estimated a fair value of the warrants using the Black-Scholes pricing model at the date of issuance at $1,388.

(b)	Shares Issued to Settle Vendor Payables

During the three months ended March 31, 2024, the Group issued 769,099 shares of the Company’s common stock, to a vendor for settlement of payables of $953, and issued 596,162 shares of the Company’s common stock, to another vendor for settlement of payables of $739.

12. Stock-based Compensation

During the three months ended March 31, 2024 and 2023, there were no stock options granted to management and employees of the Group. The stock-based compensation expense was $50 and $109 during the three months ended March 31, 2024 and 2023, respectively.

There were no changes to the contractual life of any fully vested options during the three months ended March 31, 2024 and 2023. As of March 31, 2024, unrecognized share-based compensation expenses related to the share options granted were $582. The expenses are expected to be recognized over a weighted - average period of 2.11 years.

13. Related Party Transactions

During the three months ended March 31, 2024, the Group borrowed of $1,020 from SPI. The loan is due on demand and bears 12% interest per annum. $1,866 loan principal and $38 of interest was repaid by the Group, and all loan and interest were paid in full as of March 31, 2024. During the three months ended March 31, 2024, SPI billed the Group $406 for legal, human resources and IT services provided by SPI employees and $243 was paid. As of March 31, 2024, $163 of consulting fee was outstanding to SPI and $15 of loan was outstanding to Mr. Xiaofeng Peng, the Company’s Chairman of the Board of Directors and CEO.

During the three months ended March 31, 2024, the Group collected $46 from SolarJuice Co., Ltd., a subsidiary of SPI, for sales of electronic forklift made during 2023. As of March 31, 2024 and December 31, 2023, the amount due from a related party was $84 and $130, respectively, from sales of forklifts.

On March 6, 2024, SPI entered into a Deed of Settlement with its creditor, Streeterville Capital, LLC (“Streeterville”) to settle the unpaid balances of certain convertible notes via installment payments as agreed in the Deed of Settlement. As of part of this Deed of Settlement, the Group, as the guarantor, covenants to Streeterville to pay and satisfy on demand all liabilities due from SPI to Streeterville with a total amount of $14,994. On September 6, 2024, Streeterville provided a Deed of Release of Guarantor to the Group, confirming that Streeterville releases and discharges the Group from all past, present and future liability to Streeterville under the Guarantee to Streeterville for SPI and also from all actions, claims and demands under or in connection with this Guarantee.

14. Convertible Notes Payable

On June 23, 2023, the Company entered into a Securities Purchase Agreement (the “Original SPA”) with an accredited investor named therein, to issue and sell, subject to the satisfaction of certain closing conditions, up to $5,100 aggregate principal amount of the Company’s unsecured senior convertible promissory notes (the “June 2023 Notes”). The June 2023 Notes are subject to an original issue discount of 8.5%, and each June 2023 Note matures on the date that is 18 months after the date of issuance at each applicable closing. The June 2023 Notes accrue interest at the Prime Rate (as defined in the June 2023 Notes) plus 4.75% per annum in cash, or the Prime Rate plus 7.75% per annum if interest is paid in shares of common stock. The Company may, from time to time, prepay the principal amount owing under the June 2023 Notes, subject to a 30% prepayment premium, so long as the Company provides at least 30 business days’ prior written notice to the holder of such prepayment.

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

Thus, the Group determined that the conversion feature and the alternative conversion features embedded within the June 2023 Notes met the definition of embedded derivatives and the Group estimated a fair value of the derivative liability using the Monte Carlo Simulation Model at the date of issuance. As the fair value of the derivative liability is less than the face value of the June 2023 Notes, the fair value of the derivative liability of $294 was recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The original issue discount of the June 2023 Notes of $136 was recorded as a debt discount as well.

On October 26, 2023, the Company entered into the First Amendment (the “Amendment”) to the Original SPA, with the same accredited investor. Pursuant to the Amendment, the “Funding Amount” under the Original SPA was increased to an aggregate principal amount equal to no greater than $9,667 while other terms remain unchanged. On October 26, 2023, the Company agreed to issue and sell, in a private placement, an additional $1,750 of principal amount (the “October 2023 Notes”) of the Company’s unsecured senior convertible promissory note.

In connection with the Amendment, the Company issued a warrant (the “October Warrant”) to the investor to purchase up to 1,500,000 shares of the Company’s common stock, with an exercise price equal to $1.30 per share, subject to full ratchet anti-dilution protection and other adjustments as stated in the warrant, which warrant is exercisable for six years on a cash basis or, if the shares of common stock issuable upon exercise of the Warrant are not registered within 12 months after the closing, on a cashless basis. The Group determined that the October Warrant met the definition of equity instrument and estimated a fair value of the October Warrant using the Black Scholes pricing model at the date of issuance.

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

The Group determined that the conversion feature and alternate conversion feature within the October 2023 Notes met the definition of embedded derivatives and the Group estimated a fair value of the derivative liability using the Binominal Tree Model at the date of issuance. In addition, the Group considered that the October Warrants were issued in a bundled transaction with the October 2023 Notes, and the proceeds received from the transaction should be allocated based on the relative fair values of the base instrument and the warrants. Accordingly, the Group recorded the relative fair value of the October Warrant of $590, the fair value of derivative liability of $543 and the original issue discount and related issuance fee of the October 2023 Notes of $254 as debt discounts, which offset the carrying amount of the October 2023 Notes. $440 of the principal amount of the October 2023 Notes were converted during the three months ended March 31, 2024.

On November 10, 2023, the Company entered into Second Securities Purchase Agreement (the “Second SPA”) with the same accredited investor, which the Company agreed to issue and sell, in a private placement, subject to the satisfaction of certain closing conditions, a $12,000 of principal amount of the Company’s secured senior convertible promissory notes. As of December 31, 2023, the closing conditions have not been met and Company has not issued any convertible notes pursuant to the Second SPA. Upon execution of the Second SPA, the Company also issued a warrant (the “Execution Warrant”) to the investor to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price equal to $1.30 per share, subject to full ratchet anti-dilution protection and other adjustments as stated in the warrant, which warrant is exercisable for six years on a cash basis or, if the shares of common stock issuable upon exercise of the warrant are not registered within 12 months after the closing, on a cashless basis. Although the Second SPA has not been closed yet, the Execution Warrant was issued during the year ended December 31, 2023, and the Execution Warrants can be exercisable no matter whether the Second SPA would be closed or not in the future.

The Group determined that the Execution Warrant met the definition of equity instrument, and the Group estimated a fair value of Execution Warrant using the Black Scholes pricing model at the date of issuance. The Group considered that the Execution Warrant was issued in a bundled transaction with a future convertible note offering, and the Execution Warrant was considered as issuance costs associated with the future convertible note offering and should be deferred and charged against the gross proceeds of the future offering as debt discount based on the relative fair values of the base instrument and the warrants. However, this future convertible note offering (Second SPA) is to be closed subject to certain closing conditions. The Group considered that it is less likely that the closing conditions could be achieved in the future and recorded the deferred costs as expenses during the year ended December 31, 2023. On April 5, 2024, the Group entered into a waiver letter by and between the Company and the above investor to which the investor waived its right to require the Company to sell $12,000 principal amount of the Company’s secured senior convertible promissory note as previously agreed under Second SPA.

On March 29, 2024, the Group noted that an event of default has occurred under the June 2023 Notes and October 2023 Notes, due to a failure to observe or perform in a material respect the following covenants: 1) under the Registration Rights Agreement dated on November 10, 2023, the Company agreed to use all commercially reasonable efforts to cause a registration statement relating to the registrable securities to become effective and to keep such registration statement effective until the earlier to occur of the date on which (A) the investor shall have sold all the registrable securities; or (B) the investor has no right to acquire any additional shares of common stock under the purchase agreement or the warrants; and 2) under the Securities Purchase Agreement dated as of June 23, 2023 and a covenant under the notes, as determined on the first of every calendar month, the Company agreed at all times to keep on hand unencumbered, unrestricted cash in an amount greater than or equal to $200,000. The default was not fully cured within five (5) business days of such failure. As a result, the interest rate of the June 2023 Notes and October 2023 Notes was automatically increased to 18% per annum, starting from the date of occurrence of the Event of Default. In addition, the Group is obligated to pay to the holder of the June 2023 Note and October 2023 Note all of the outstanding principal amount and accrued interest on the date of occurrence of the Event of Default. As of the date of issuance of the unaudited condensed consolidated financial statements, the noteholder has not declared that an Event of Default has occurred and that the notes are due and payable. As a result of the default, the carrying amount of both June 2023 Note and October 2023 Note were classified as convertible notes, current and all the remaining unamortized debt discounts were amortized into interest expense immediately.

During the three months ended March 31, 2024, the Group issued a total of 715,279 shares of common stock of the Company to the investor to convert a total principal amount of $440 and accrued interest of $11 of the October 2023 Note. The total fair value of the common stock issued for conversion was $451. As a result of the conversion, the Group reclassified $144 derivative liability into equity upon each conversion of the corresponding convertible notes.

The Group recorded interest expenses from debt discount amortization in interest expense, net in the statements of operations of $1,490 and nil for the three months ended March 31, 2024 and 2023 respectively. Among which, $203 of the debt discount were amortized directly into interest expense due to the conversion and $1,287 of the debt discount were amortized directly into interest expense due to the occurrence of Event of Default.

The Group recorded accrued interest of convertible notes in interest expense, net in the statements of operations of $93 and nil for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024 and December 31, 2023, the carrying amounts of the Group’s convertible bonds are $2,910 and $1,860, net of unamortized debt discount of nil and $1,490, respectively.

As of March 31, 2024, there was no warrant exercised.

15. Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
Basic earnings (loss):
Basic earnings	$14,799	$(2,778)
Diluted earnings (loss):
Net income (loss)	$14,799	$(2,778)
Chang in fair value of derivative liability	58	—
Interest expense from Convertible Notes	93	—
Diluted earnings (loss)	$14,950	$(2,778)

Basic weighted average shares	30,456,235	20,823,622
Potentially diluted shares	3,791,723	—
Diluted shares	34,247,958	20,823,622
Earnings per share
Basic	$0.49	$(0.13)
Diluted	$0.44	$(0.13)

During the three months ended March 31, 2024 and 2023, stock options to purchase 2,087,250 and 2,835,000 shares of common stock and warrants to purchase 22,625,342 and nil shares of common stock, respectively, were not considered in calculating diluted earnings (loss) per share because the options and warrants are considered out-of-money. There were no other potential shares excluded from the computation of diluted net income (loss) per share during the three months ended March 31, 2024 and 2023.

16. Commitments and Contingencies

Guarantee for SPI

On March 6, 2024, the Group’s related party, SPI Energy Co., Ltd. (“SPI”) entered into a Deed of Settlement with its creditor, Streeterville Capital, LLC (“Streeterville”) to settle the unpaid balances of certain convertible notes via installment payments as agreed in the Deed of Settlement. As of part of this Deed of Settlement, the Company, as the guarantor, covenants to Streeterville to pay and satisfy on demand all liabilities due from SPI to Streeterville with a total amount of $14,980. The Group assessed the accounting treatment of this guarantee under ASC 460 and ASC 450 and considered that the possibility for the Group to incur actual liability under this guarantee is remote so there is no guarantee liabilities accrued as of March 31, 2024. On September 6, 2024, prior to the issuance of the condensed consolidated financial statements, the guarantee was released and canceled without any actual liabilities incurred by the Group.

Commitments — As of March 31, 2024, the Group had other commitments of approximately $815. These commitments were solely related to contracts signed with vendors for research and development by the Group and are expected to be paid in one year. As part of the Proterra acquisition (Note 4), the Group also took the responsibility to provide Proterra transit business unit employees job offers at acquisition closing date and keep those employees for at least one year, with an estimated total employee salary of over $20,000.

Contingency — In the ordinary course of business, the Group may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Group records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. In April 2024, there was a dispute with the landlord of Folsom warehouse which the landlord seeks to recover damages in excess of $250. However, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain. As a result, no reasonable estimate on the loss can be made as of March 31, 2024 and the Group is currently negotiating on settlement with the landlord.

In the opinion of management, there were no other material pending or threatened claims and litigation as of March 31, 2024 and through the issuance date of these condensed consolidated financial statements.

17. Concentration Risk

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of March 31, 2024 and December 31, 2023, the cash and cash equivalents are deposited within federally insured banks, which are typically below the insured limits. There is one customer representing 84.2% of total accounts receivable as of March 31, 2024, and there were two customers representing 35.5% and 35.0% of total accounts receivable as of December 31, 2023.

Concentration of Customers and Suppliers

For the three months ended March 31, 2024, there were two customers representing 44.4% and 41.4% of total net revenues, respectively. For the three months ended March 31, 2023, there were two customers representing 13.4% and 11.5% of total net revenues, respectively. During the three months ended March 31, 2024, there were no vendors representing 10% or more of total purchases and during the three months ended March 31, 2023, there was one vendor representing 10.4% of total purchases.

18. Subsequent Events

Guarantee for SPI

On March 6, 2024 (See Note 16), the Group’s related party, SPI Energy Co., Ltd. (“SPI”) entered into a Deed of Settlement with its creditor, Streeterville Capital, LLC (“Streeterville”) to settle the unpaid balances of certain convertible notes via installment payments as agreed in the Deed of Settlement. As of part of this Deed of Settlement, the Company, as the guarantor, covenants to Streeterville to pay and satisfy on demand all liabilities due from SPI to Streeterville with a total amount of $14,980.

On July 15 2024, SPI entered into a Second Addendum to the Deed of Settlement with Streeterville, under which Streeterville agreed to release the Group from the guarantee for SPI contingent upon several specific payments to be made on or before August 30, 2024 by SPI.

As of the date of this report, SPI has fulfilled all payment obligations to Streeterville required through August 30, 2024. On September 6, 2024, Streeterville provided a Deed of Release of Guarantor to the Group, confirming that Streeterville releases and discharges the Group from all past, present and future liability to Streeterville under the guarantee to Streeterville for SPI and also from all actions, claims and demands under or in connection with this guarantee.

Unauthorized Form 8-K

On May 20, 2024, a Current Report on Form 8-K with a date of report of May 17, 2024 (the “Unauthorized Form 8-K”) and signed by J. Mark Hastings, who resigned as Chief Financial Officer of the Company effective as of April 10, 2024, was filed with the Securities and Exchange Commission (the “Commission”), purportedly on behalf of the Company. However, the current and legally designated management of the Company (“Management”) had no knowledge of the Unauthorized Form 8-K, and was unaware of its existence until reviewing the same upon its filing with the Commission.

On May 21, 2024, the Company filed a Current Report on Form 8-K with the Commission, in which the Company disavowed the Unauthorized Form 8-K filed by Mr. Hastings, including the substance and legal efficacy of all assertions made therein. Management believes that the purported actions or events described in the Unauthorized Form 8-K were not legally valid and that the person or persons who filed, or who participated in or directed the filing of, the Unauthorized Form 8-K were not legally entitled to do so under the federal securities laws.

On May 16, 2024, the holders of a majority of the outstanding aggregate voting stock of the Company adopted resolutions by written consent in lieu of a meeting that was delivered to the Company’s board of directors on May 16, 2024, effectuating (i) the removal of John F. Perkowski, Steven E. Stivers, Sam Van, Kristine Chen and Steven Li from the board of directors of the Company and (ii) electing Julia Yu, Yongmei (May) Huang and James Young as members of the board of directors of the Company. The written consent was effective on May 16, 2024 when it was signed and delivered to the Company. Accordingly, the former Board members who were removed on May 16, 2024 did not have the power and capacity after their removal to meet on May 17, 2024 or to take any of the actions they purportedly took during that meeting (including purportedly approving the filing of the Unauthorized Form 8-K). Likewise, Mr. Hastings, who resigned from the Company effective April 10, 2024, was not authorized to file the Unauthorized Form 8-K on behalf of the Company on May 20, 2024.

Loan agreement with SPI

On June 22, 2024, the Group entered into a loan agreement with its related party, SPI. In the agreement, the Group agreed to lend up to an aggregate amount of $3,000 to SPI at a rate of 12% per annual. SPI must repay each loan along with the unpaid and accrued interest within three months from the date the loan was received. On June 25, 2024 and July 15, 2024, the Group lent $500 and $1,750, respectively, to SPI under the loan agreement. On August 9, 2024, $2,250 of loan principal was paid in full by SPI and on September 30, 2024, $22 of interest was paid in full by SPI. On October 1, 2024, both parties agreed to terminate the loan agreement between the Group and SPI.

Financing with Dynasty Capital 26, LLC

On July 25, 2024, the Group entered into a Future Receivables Sale and Purchase Agreement with Dynasty Capital 26, LLC (“Dynasty”). In the agreement, the Group irrevocably assigns, transfers and conveys onto Dynasty all of the Group’s right, title and interest in the specified percentage of the future receipts until the purchased amount shall have been delivered by the Group to Dynasty (“Dynasty Purchased Future Receipts”). This sale of the Dynasty Purchased Future Receipts is made without express or implied warranty to Dynasty of collectability of the Dynasty Purchased Future Receipts by Dynasty and without recourse against the Group and/or guarantor, except as specifically set forth in the agreement. By virtue of the agreement, the Group transfers to Dynasty full and complete ownership of the Dynasty Purchased Future Receipts and the Group retains no legal or equitable interest therein.

The total purchase price is $500, including all initial costs and fees remitted to Dynasty of $50. The net proceeds to the Group is $450. The total amount of receivables sold is $750. On July 31, 2024, an addendum was made between the Group and Dynasty to specify that the payment in the first week would be $22 and weekly payment of $47 for every following week. The Group made the first weekly payment of $22 and two weekly payments of $47 in August 2024. On August 29, a settlement agreement was made between the Group and Dynasty to reduce the Group’s obligation for payment to $600, with the first payment of $100 in August and twenty (20) consecutive weekly installments of $25.

Financing with Parkview Advance LLC

On July 31, 2024, the Group entered into a Future Receivables Sale and Purchase Agreement with Parkview Advance LLC (“Parkview”). In the agreement, the Group irrevocably assigns, transfers and conveys onto Parkview all of the Group’s right, title and interest in the specified percentage of the future receipts until the purchased amount shall have been delivered by the Group to Parkview (“Parkview Purchased Future Receipts”). This sale of the Parkview Purchased Future Receipts is made without express or implied warranty to Parkview of collectability of the Parkview Purchased Future Receipts by Parkview and without recourse against the Group and/or guarantor, except as specifically set forth in the agreement. By virtue of the agreement, the Group transfers to Parkview full and complete ownership of the Parkview Purchased Future Receipts and the Group retains no legal or equitable interest therein.

The total purchase price is $400, including all initial costs and fees remitted to Parkview of $20. The net proceeds to the Group is $380. The total amount of receivables sold is $600. The Group has made three weekly payments of $37 since August 8, 2024.

Grant of options

On July 1, 2024, 2,415,009 options were granted to a group of managements and employees with the Company, which are subject to an annual vesting schedule that vests 25% of granted options over the next four years. The exercise price was $0.34 per share.

Minimum Bid Price Requirement

On April 12, 2024, the Company received a letter (the “April 12 Deficiency Letter”) from the staff from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the last 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

The April 12 Deficiency Letter has no immediate effect on the listing of the Company’s common stock, and its common stock continues to trade on The Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until October 9, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before October 9, 2024, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance. As of the date of this report, the Company’s stock price remains below $1 per share, and it is unlikely to regain compliance by the October 9 deadline.

In the event the Company does not regain compliance, the Company may be eligible for additional time. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and will need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, the Staff will inform the Company that it has been granted an additional 180 calendar days. However, if it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff will provide notice that its securities will be subject to delisting.

If the Company does not regain compliance by October 9, 2024, and is otherwise not eligible for additional time to regain compliance, the Staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a Nasdaq hearings panel.

Minimum Stockholders’ Equity Requirement

On April 17, 2024, the Company received a letter (the “April 17 Deficiency Letter”) from Nasdaq indicating that, based upon the Company’s Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), the Company was not in compliance with the requirement to maintain a minimum of $2,500 in stockholders’ equity. In the Form 10-K, the Company reported stockholders’ deficit of $4,839, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1). Additionally, as of April 17, 2024, the Company did not meet the alternatives of market value of listed securities or net income from continuing operations under Nasdaq Listing Rules.

The April 17 Deficiency Letter has no immediate effect on the listing of the Company’s common stock, and its common stock continues to trade on The Nasdaq Capital Market.

After filing this report, the Company anticipates regaining compliance with the minimum stockholders' equity requirement. As detailed in this report, as of March 31, 2024, the Company reported stockholders’ equity of $23,672, which exceeds the minimum stockholders' equity required for continued listing under Nasdaq Listing Rule 5550(b)(1).

The Company is currently evaluating various courses of action to regain compliance. However, there can be no assurance that the Company will be able to regain compliance. If the Company does not regain compliance within the compliance period, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s securities will become subject to delisting. In such event, Nasdaq rules would permit the Company to appeal the decision to reject the Company’s proposed compliance plan or any delisting determination to a Nasdaq hearings panel.

Nasdaq Delinquency Notices

On May 22, 2024, the Company received a delinquency notification letter from Nasdaq due to the Company’s non-compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”) as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024 (the “Initial Delinquent Filing”). On July 22, 2024, the Company submitted to Nasdaq a plan to regain compliance with the Listing Rule.

On August 21, 2024, the Company received an additional delinquency notification letter from Nasdaq due to the Company’s non-compliance with the Listing Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.

The Listing Rule requires listed companies to timely file all required periodic financial reports with the Securities and Exchange Commission. The deficiency letters have no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “PEV” at this time.

As a result of the additional delinquency, the Company is required to regain compliance with all delinquent filings within 180 calendar days from the due date of the Initial Delinquent Filing, or November 18, 2024. On September 3, 2024, the Company submitted an update to its original plan to regain compliance with respect to the filing requirements. If the Company’s plan to regain compliance is not accepted, Nasdaq rules would permit the Company to appeal the decision to reject the Company’s proposed compliance plan to a Nasdaq Hearings Panel.

The Company is in the process of completing its Form 10-Q for the quarterly period ended June 30, 2024 and intends to file such report as soon as practicable. While the Company is exercising diligent efforts to maintain the listing of its common stock on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

The Group has evaluated subsequent events through the date of issuance of the unaudited condensed consolidated financial statements and determined there were no other subsequent events that occurred that would require recognition or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our consolidated financial statements and the related notes included elsewhere in this quarterly report. Our consolidated financial statements have been prepared in accordance with U.S. GAAP. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 15, 2024 and in our subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

Phoenix Motor Inc., doing business as “Phoenix Motorcars” through its wholly owned subsidiaries, Phoenix Cars LLC (PCL), Phoenix Motorcars Leasing LLC (PML), and EdisonFuture Motor, Inc. (EdisonFuture), currently designs, assembles, and integrates electric drive systems and light and medium duty electric vehicles (“EVs”) and transit buses and markets and sells electric vehicle chargers for the commercial and residential markets. PCL also sells a range of material handling products including all-electric lithium-ion forklifts and pallet jacks.

The Group operates two primary brands: “Phoenix Motorcars,” which is focused on commercial products, including medium duty electric vehicles, chargers and electric forklifts; and “EdisonFuture,” which intends to offer light-duty electric vehicles. As an EV pioneer, we delivered our first commercial EV in 2014. We develop and integrate our proprietary electric drivetrain into the Ford Econoline Chassis (E-Series), specifically on the Ford E-450. The Ford E-Series is the dominant chassis in the medium duty Class 4 market in the U.S. in terms of market share and the range of configurations varying from shuttle buses, Type A school buses, utility trucks, service trucks, flatbed trucks, walk-in vans, and cargo trucks. Since our inception, we have been developing light and medium duty commercial electric vehicles for various service and government fleet markets, including city fleets, campuses, municipalities, and transit agencies and serve a broad spectrum of commercial fleet customers, such as airport shuttle operators, hotel chains, transit fleet operators, seaports, last-mile delivery fleets, and large corporations.

On January 11, 2024, the Group completed the acquisition of the Proterra Transit Business Unit (Note 4) for a purchase price of $3,500. The Group also assumed warranty obligations associated with the purchased Proterra Transit Business Unit. After the acquisition, the Group engages in the business that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets. On February 7, 2024, the Group completed the acquisition of the Proterra Battery Lease Agreements for a purchase price of $6,500, by which the Group was assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. The Group also assumed warranty obligations associated with the purchased Proterra Battery Lease Agreements. In March 2024, the Group declared its plan to sell all the Battery Lease Agreements acquired from Proterra acquisition. On June 24, 2024, the Group entered into an asset purchase agreement with Zenobe. In the agreement, the Group sells the battery lease receivables to Zenobe in two batches while retains the warranty liability associated with leased batteries. The aggregate purchase price for Batch 1 transferred assets is made of: (i) $3,575, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 1 closing date, plus (iii) the assumption of the Assumed Liabilities incurred after the applicable Closing Date related to the Batch 1 Transferred Assets. The aggregate purchase price for Batch 2 transferred assets is made of: (i) $2,175, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 2 closing date, plus (iii) assumption of the Assumed Liabilities incurred after the applicable Closing Date related to the Batch 2 Transferred Assets. On July 5, 2024, the Group closed the first batch of the sale and received net proceeds of $2,400 from the sale. The Group is expected to close the second batch of the sale in 2024.

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated financial statements; readers should refer to the information set forth in Note 3 “Summary of significant accounting policies” to our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 15, 2024.

Principal Factors Affecting Our Results of Operations

We believe that the following factors have had, and we expect that they will continue to have, a significant effect on the development of our business, financial condition, and results of operations.

●	BOM and Supply Chain Challenges. Purchased materials represent the largest component of cost of goods sold in our products and we continue to explore ways to improve cost structure of our products through better design, strategic alliances for sourcing, supply chain optimization, and, in some cases vertical integration. We believe that an increase in volume and additional experience as well as long term and strengthened supply chain partnerships will allow us to continue to reduce our Bill of Materials (“BOM”), labor and overhead costs, as a percentage of total revenue. By reducing material costs, driving improvement in battery performance, increasing facility utilization rates and achieving better economies of scale, we can reduce prices while maintaining or growing gross margins of our products to further lower customers’ total cost of ownership (“TCO”) and help accelerate commercial electric vehicle adoption. Because we rely on third party suppliers for the development, manufacture, and development of many of the key components and materials used in our vehicles, we have been affected by industry-wide challenges such as significant delivery delays and supply shortages of certain BOM components. While we continue to focus on mitigating risks to our operations and supply chain in the current industry environment, we expect that these industry-wide trends will continue to affect our ability and the ability of our suppliers to obtain parts and components on a timely basis for the foreseeable future, having a significant impact on our business and results of operations in 2023 and possibly thereafter.

●	A long sales and production cycle. We have a long sales and production cycle given our customers’ structured procurement processes and vehicle customization requirements. For out transit buses, public transit agencies typically conduct a request for proposal process before awards are made and purchase orders are issued. Proposals are evaluated on various criteria, including but not limited to technical requirements, reliability, reputation of the manufacturer, and price. This initial sales process from first engagement to award typically ranges from 6 to 18 months. Once a proposal has been awarded, a pre-production process is completed where customer specific options are mutually agreed upon. A final purchase order follows the pre-production process. Procurement of parts and production typically follow the purchase order. Once a bus is fully manufactured, the customer performs a final inspection before accepting delivery, allowing us to recognize revenue. The length of time between a customer award and vehicle acceptance typically varies between 12 and 24 months, depending on product availability and production capacity.

●	Availability of Funding to Develop Products and Scale Production. Our results are impacted by our ability to sell our electrification solutions and services to new and existing customers. We have had initial success with selling to our fleet customers. In order to sell additional products to new and existing customers, we will require substantial additional capital to develop our products and services, ramp up production and support expansion. Although we pursue an asset light strategy, we expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we continue to invest in our technology, research and development efforts, obtain, maintain and improve our operational, financial and management information systems, hire additional personnel, obtain, maintain, expand and protect our intellectual property portfolio. Until we can generate sufficient revenue from vehicle sales, we expect to primarily finance our operations through proceeds from public or private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs. The amount and timing of our future funding requirements, will depend on many factors, including the pace and results of our research and development efforts , the lead time for various components in our supply chain, and our ability to successfully manage and control costs and scale our operations.

●	Ability to improve profit margins and scale our business. We intend to continue investing in initiatives to improve our operating leverage and significantly ramp production. We believe continued reduction in costs and an increase in production volumes will enable commercial vehicle manufacturers to electrify faster. Purchased materials represent the largest component of cost of goods sold in all products and we continue to explore ways to reduce these costs through improved design for cost, strategic sourcing and long-term contracts. We believe that an increase in volume and additional experience will allow us to leverage those investments and reduce our labor and overhead costs, as well as our freight costs, as a percentage of total revenue. As we grow into our current capacity, execute on cost-reduction initiatives, and improve production efficiency, we expect our product cost of goods sold as a percentage of revenue to decrease in the longer term. We anticipate that by increasing facility utilization rates and improving overall economies of scale, we can positively impact gross margins of our products, bring value to our customers and help accelerate commercial electric vehicle adoption. Our ability to achieve cost-saving and production-efficiency objectives can be negatively impacted by a variety of factors including, among other things, labor cost inflation, lower-than-expected facility utilization rates, rising real estate costs, manufacturing and production cost overruns, increased purchased material costs, and unexpected supply-chain quality issues or interruptions, and delays in our ability to hire, train, and retain employees needed to scale production to meet demand.

●	Government Subsidies and Incentive Policies. With growing emphasis on improving air quality around our communities, large states like California are mandating key end user segments to switch to zero emission transportation options. Some of the key regulations driving growth in our addressable market include:

●	requiring all transit buses in California to be zero emissions by 2040;

●	requiring all airport shuttles in California to be all electric by 2035; and

●	requiring at least 50% of all medium-duty trucks sold in California to electric by 2030, requiring specific end user segments like drayage and yard trucks to go electric.

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments like, transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding / incentives driving adoption of electric medium duty vehicles include:

●	the California Hybrid and Zero- Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state;

●	the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle; and

●	funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states.

●	Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues	$9,420	$1,781
Cost of revenues	6,915	1,608
Gross profit	2,505	173
Operating expenses:
Selling, general and administrative	8,649	3,871
Provision of credit loss	—	(25)
Impairment of goodwill	4,271	—
Operating loss	(10,415)	(3,673)

Other income (expense):
Interest expense, net	(2,695)	1
Gain on sales-type leases	—	99
Change in fair value of derivative liability	(58)	—
Employee retention credit	—	697
Others	2	98
Bargain purchase gain	32,908	—
Total other income, net	30,157	895
Income (loss) before income taxes	19,742	(2,778)
Income tax provision	4,943	—
Net income (loss)	$14,799	$(2,778)

Net income (loss) per share of common stock:
Basic	$0.49	$(0.13)
Diluted	$0.44	$(0.13)
Weighted average shares outstanding
Basic	30,456,235	20,823,622
Diluted	34,247,958	20,823,622

Net Revenues

For the three months ended March 31, 2024 and 2023, our revenues were $9.4 million and $1.8 million, respectively. Our total revenue increased by $7.6 million, or 429%, primarily due to the acquisition of Proterra transit business unit. The transit business unit contributed $9.0 million of revenue to the Group for the three months ended March 31, 2024. The increase was partially offset by the decline in our sales of EVs. We delivered 5 EVs during the three months ended March 31, 2023 while we delivered only 1 EV during the three months ended March 31, 2024. Such decrease was mainly because we incurred cash shortage issues starting from late 2023 which caused us to suspend most of the production of EVs during the last quarter of 2023 and the first quarter of 2024.

For the three months ended March 31, 2024 and 2023, our revenue breakdown by major categories for relevant periods was as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
In thousands	(Unaudited)	(Unaudited)
Sales of transit buses	$8,531	$—
Sales of EVs	250	1,151
Lease of EVs	39	90
Sales of forklifts	39	214
Others	561	326
	$9,420	$1,781

The following is a summary of the Group’s disaggregated revenues by timing of revenue recognition:

	Three Months Ended
	March 31, 2024	March 31, 2023
In thousands	(Unaudited)	(Unaudited)
Over time	$235	$225
Point in time	9,185	1,556
	$9,420	$1,781

Cost of Revenues

Cost of revenues for transit buses sales and EV sales includes direct parts, material and labor costs, manufacturing overheads, and shipping and logistics costs. Cost of revenues for EV leasing primarily includes the depreciation of operating lease vehicles over the lease term and other leasing related charges including vehicle insurance and batteries service cost. Cost of other revenue includes direct parts, material and labor costs, as well as shipping and delivery and other costs.

For the three months ended March 31, 2024 and 2023, our costs of revenues were $6.9 million and $1.6 million, respectively. The increase in costs of revenues was primarily due to the increase in costs of transit buses due to increase in transit bus sales.

Gross Margin

Gross profit is defined as revenues minus cost of revenues. Gross margin, stated as a percentage, is defined as gross profit divided by revenues.

For the three months ended March 31, 2024 and 2023, our combined gross margin was 26.6 % and 9.7%, respectively. The increase of gross margin was primarily due to higher margins for both EV sales and transit buses sales. The Group received gain on bargain purchase of Proterra transit business unit and was able to quickly sell the inventories acquired from the acquisition with relatively higher margin. The increase in margin for EV sales was mainly because there was only one EV sold during the three months ended March 31, 2024 with a relatively high selling price.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses as well as impairment on goodwill.

Our selling, general and administrative expenses consist primarily of salaries, research and development, professional service fees, rent expense, and office supplies expenses.

For the three months ended March 31, 2024 and 2023, our selling, general and administrative expenses were $8.6 million and $3.9 million, respectively. The increase in selling, general and administrative expenses was largely due to an increase in salary expenses as a result of acquisition of Proterra transit business unit with increased heads-count.

During the three months ended March 31, 2024, we identified impairment indicator resulted from the Company’s continuous decreasing stock price since January 2024 and performed interim goodwill impairment testing. We recorded an impairment on goodwill of $4.3 million based on the difference between fair value and the carrying amount of the reporting unit.

Other Income (expense), net

Other income (expense), net includes gain on bargain purchase, interest expense, gain on sales-type leases and other income.

Our other income for the three months ended March 31, 2024, was $30.2 million, primarily due to gain on bargain purchase of Proterra transit business unit of $32.9 million, partially offset by the interest expense of $2.7 million resulted from short-term loan and debt discount amortization of convertible note. No such loans and convertible notes existed during the three months ended March 31, 2023.

On March 29, 2024, the Group noted that an event of default has occurred under the June 2023 Notes and October 2023 Notes, and the default was not fully cured within five (5) business days of such failure. As a result, the interest rate of the June 2023 Notes and October 2023 Notes was automatically increased to 18% per annum, starting from the date of occurrence of the event of default.

Our other income for the three months ended March 31, 2023, was $0.9 million, primarily due to refund of employee retention credit (“ERC”) from IRS.

Net Income (loss)

As a result of the above factors, the net income for the three months ended March 31, 2024, was $14.8 million.

As a result of the above factors, the net loss for the three months ended March 31, 2023, was $2.8 million.

Critical Accounting Policies and Estimates

Products Warranties on transit buses and batteries

The Group provides a limited warranty to customers on vehicles, battery systems and components. The limited warranty ranges from one to 12 years depending on the components. Pursuant to these warranties, the Group will repair, replace, or adjust the parts on the products that are defective in factory supplied materials or workmanship. The Group records a warranty reserve for the products sold at the point of revenue recognition, which includes the best estimate of the projected costs to repair or replace items under the limited warranty. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the relatively short history of sales. Changes to the historical or projected warranty experience may cause material changes to the warranty reserve in the future. The portion of the warranty reserve expected to be incurred within the next 12 months is included within warranty reserve - short term liabilities while the remaining balance is included within warranty reservice - long term liabilities on the balance sheets.

Warranty expense is recorded as a component of cost of sales in the condensed consolidated statements of operations. The balance of warranty reserves was $15,018 and $289 as of March 31, 2024 and December 31, 2023, respectively.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies” to our consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 15, 2024 for a description of recently issued or adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

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

Liquidity and Capital Resources

We had net income of $14.8 million during the three months ended March 31, 2024, mainly due to acquisition of Proterra transit business unit. Excluding the one-time bargain purchase gain from acquisition of Proterra transit business unit, we incurred a net loss during the three months ended March 31, 2024 and has incurred significant recurring losses before 2024. In addition, the cash flow used in operating activities was $3.9 million and we need to raise additional funds to sustain our operations. Furthermore, we assume the responsibility to provide Proterra transit business unit employees job offers at closing date and keep those employees for at least one year, which costs are estimated to be over $20.0 million. These factors raise substantial doubt as to our ability to continue as a going concern.

We plan to continue pursuing strategies to improve liquidity and raise additional funds while implementing various measures to cut costs. Such strategies and measures include the following: 1) continue to drive for operation integration under ONE Phoenix, re-alignment operating units under ONE Goal, right sizing workforce under ONE Team; 2) re-establish the cost structure and cost base with the new integrated ERP and other operating systems; 3) expand and strengthen strategic partnership to outsource a significant portion of design and engineering work for the next generation product to third party vendors and suppliers to control overall development and supply chain costs; 4) implement working capital initiatives and negotiate better payment terms with customers and for some of the new orders, require down payments; 5) implement cash saving initiatives and tighter cash control, and calibrate capital allocation to manage liquidity; and 6) continue to proactively implement a robust capital market strategy to provide financing for the Group’s operations through proceeds from public or private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs. There is no assurance that the plans will be successfully implemented. If we fail to achieve these goals, we may need additional financing to execute our business plan, and we may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. In the event that financing sources are not available, or that we are unsuccessful in increasing our gross profit margin and reducing operating losses, we may be unable to implement our current plans for expansion, or respond to competitive pressures, any of which would have a material adverse effect on our business, financial condition and results of operations and may materially adversely affect our ability to continue as a going concern. Our unaudited condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

A summary of the cash flow activities is as follows:

	Three Months Ended	Three Months Ended
In thousands	March 31, 2024	March 31, 2023
Net cash used in operating activities:	$(3,902)	$(1,086)
Net cash used in investing activities	(10,113)	(71)
Net cash generated from financing activities	13,528	1,151
Net decrease in cash, cash equivalents and restricted cash	(487)	(6)

As of March 31, 2024, we had $2.8 million in cash and cash equivalents. Our primary sources of liquidity were from equity financing (through public or private offerings) as well as various types of debt financings.

Operating Activities

Net cash used in operating activities was $3.9 million for the three months ended March 31, 2024, primarily as a result of (i) a net income of $14.8 million, adjusted by non-cash items of bargain purchase gain of $32.9 million from acquisition of Proterra, impairment loss of goodwill of $4.3 million, depreciation and amortization of $0.4 million, amortization of debt discount of convertible notes of $1.5 million and amortization of right of use of assets of $0.2 million, and changes in operating assets and liabilities including (i) increase in accounts receivable of $4.5 million due to uncollected accounts receivable from sales of transit buses, (ii) decrease in inventories of $5.6 million due to certain inventories purchase from Proterra have been sold; (iii) increase in accrued liabilities of $1.1 million due to interest accrued for Nations Bus loans, (iv) increase in accounts payable of $0.8 million mainly due to additional inventories purchased for upcoming manufacturing of transit buses, and (v) increase in income tax payable of $ 4.9 million due to taxable bargain purchase gain from acquisition of Proterra.

Net cash used in operating activities was $1.1 million for the three months ended March 31, 2023, primarily as a result of (i) a net loss of $2.8 million, adjusted by non-cash items of depreciation and amortization of $0.4 million and amortization of right of use of assets of $0.3 million, partially offset by (ii) a decrease in inventories of $0.8 million, and (iii) a decrease in prepaid expenses and other assets of $0.2 million.

Investing Activities

Net cash used in investing activities was $10.1 million for the three months ended March 31, 2024, primarily because of acquisition of Proterra for a total consideration of $10 million and $0.1 million purchase of property and equipment.

Net cash used in investing activities was $0.1 million for the three months ended March 31, 2023, primarily due to purchase of property and equipment.

Financing Activities

Net cash generated from financing activities was $13.5 million for the three months ended March 31, 2024, primarily as a result of (i) net proceeds from private placements of $11.1 million, (ii) proceeds from borrowings with Nations Bus and Agile Capital of $4.3 million, and (iii) proceeds from borrowing from a related party of $1.0 million. The increase was partially offset by repayment to borrowings of $1.0 million and repayment to borrowings to a related party of $1.9 million.

Net cash generated from financing activities was $1.2 million for the three months ended March 31, 2023, primarily as a result of net proceeds from tapping the SEPA.

Capital Expenditures

We incurred capital expenditures of $10.1 million and $0.1 million for the three months ended March 31, 2024, and 2023, respectively. Our capital expenditures have historically been comprised of purchase of Proterra assets, equipment for our offices and production infrastructure. Our capital expenditures may increase in the future as we continue to invest in production and technology infrastructure.

Trend Information

Our operating results substantially depend on revenues derived from our sales and leasing of EVs. Other than as disclosed elsewhere in this report, the following trends, uncertainties, demands, commitments, or events for 2023 are reasonably likely to have a material effect on our net revenues, income, profitability, liquidity or capital resources, or that would cause reported consolidated financial information not necessarily to be indicative of future operating results or financial conditions:

●	Inflation Reduction Act. The Inflation Reduction Act of 2023, or IRA, was signed into law on August 16, 2023. The $370 billion allocated to climate and clean energy investments dramatically expands tax credits and incentives to deploy more clean vehicles, including commercial vehicles, while supporting a domestic EV supply chain and charging infrastructure buildout. IRA transportation sector provisions will accelerate the shift to zero-emission vehicles (ZEVs) by combining consumer and manufacturing policies. The IRA extends the existing tax credit for electric vehicles and establishes a new tax credit for used electric vehicles, as well as establishes a new tax credit for commercial ZEVs. Under the IRA, commercial ZEVs will be eligible for a federal tax credit of up to the lesser of 30% of the sales price or the incremental cost of a comparable ICE-engine vehicle, capped at $7,500 for vehicles under 14,000 pounds and $40,000 for all others. In addition, governmental entities may also be eligible to claim these credits. Vehicles’ final assembly must be in North America to be eligible for the federal tax credit, but commercial vehicles are exempt from the battery or mineral sourcing requirements that apply to consumer electric vehicles. The federal tax credit on charging equipment has been extended through 2032. For commercial uses, the tax credit is 6% with a maximum credit of $100,000 per unit. The equipment must be placed in a low-income community or non-urban area. The IRS has yet to release further guidance on specific aspects of the aforementioned credits. The announcement of the IRA and the delay in receiving IRS guidance as to the roll-out of the new tax credits has reduced the number of customer orders during the fourth quarter of 2023 and the first quarter of 2024, as many existing or potential customers are waiting to place orders until they are certain of the amount of tax credits available per ZEV. In addition, many customers are evaluating the size and type of ZEV they intend to purchase because the amount of the tax credit depends on the weight of the vehicle, among other factors. Furthermore, other government programs, such as the FTA’s Low- and No-Emission Vehicle Program or certain state programs, recently announced new funding and are in the process of making these funds available for eligible purchases. Until these processes are established, we believe customer orders may be delayed.

●	Supply-chain challenges. From the beginning of the COVID-19 pandemic, we started to experience chassis and raw material shortages from suppliers. The challenge continues with the current development of our new generation electric vehicles. We need to source new components from various vendors which lead to longer lead times. In addition, because of the generation advancement, large capital spending is necessary to fund the project. Lack of cash flow on hand will also trigger the supply-chain challenges. As a result of these challenges, we have engaged with vendors to negotiate better terms and lower down-payment alternatives. We contracted with new suppliers to optimize costs, minimize supply chain issues, and prepare for an increase in future production. However, adding new suppliers, especially for chassis, increases requirements for working capital and places us at the mercy of price volatility. We expect supply chain challenges will continue for the foreseeable future.

●	Inflation and interest rates. We are experiencing cost increases due to inflation resulting from various supply chain disruptions and other disruptions caused by the general global economic conditions. The cost of raw materials, manufacturing equipment, labor and shipping and transportation has increased considerably. We expect higher than recent years’ levels of inflation to persist for the foreseeable future. If we are unable to fully offset higher costs through price increases or other measures, we could experience an adverse impact to our business, prospects, financial condition, results of operations and cash flows. Interest rates have also increased considerably. The increase in inflation and interest rates impacts the demand for our EVs, as customers may delay purchasing and/or have difficulty financing their purchases.

Off-Balance Sheet Arrangements

On March 6, 2024, our related party, SPI Energy Co., Ltd. (“SPI”) entered into a Deed of Settlement with its creditor, Streeterville Capital, LLC (“Streeterville”) to settle the unpaid balances of certain convertible notes via installment payments as agreed in the Deed of Settlement. As of part of this Deed of Settlement, the Company, as the guarantor, covenants to Streeterville to pay and satisfy on demand all liabilities due from SPI to Streeterville with a total amount of approximately $15 million. On September 6, 2024, the guarantee was released and cancelled.

As of March 31, 2024, we had no other off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

For more information on our contractual obligations, commitments and contingencies, see Note 16 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2023, we identified following material weaknesses, in the design or operation of internal controls.

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

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, we identified one additional material weakness, which is “Failure to establish adequate governance procedures, including proper authorization and communication between key executives and the Board, a well-defined approval process with sufficient documentation for significant transactions, and effective monitoring and control measures for key personnel transitions, such as the revocation of access for departed executives”. We also intend to implement measures to “enhancing governance practices by implementing a formal approval process for significant transactions, improving communication between key executives and the Board, establishing strict controls for related party transactions, and improving access management for key personnel transitions”. Other than the changes associated with the material weakness and corresponding remediation procedures described here, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For more information on our legal proceedings, see Note 16 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 15, 2024, and our subsequent filings with the SEC. In addition to the those in our prior filings, the following are more risk factors to consider:

Holders of our Notes are entitled to certain payments that may be paid in cash or in shares of our common stock depending on the circumstances. If we make these payments in cash, we may be required to expend a substantial portion of our cash resources. If we make these payments in common stock, it may result in substantial dilution to the holders of our common stock.

On June 23, 2023, the Company entered into a Securities Purchase Agreement (the “Original SPA”) with a certain accredited investor named therein, to issue and sell, subject to the satisfaction of certain closing conditions, up to $5.1 million aggregate principal amount of the Company’s unsecured senior convertible promissory notes (the “June 2023 Notes”). The June 2023 Notes are subject to an original issue discount of 8.5%, and each June 2023 Note matures on the date that is 18 months after the date of issuance at each applicable closing. The June 2023 Notes accrue interest at the Prime Rate (as defined in the June 2023 Notes) plus 4.75% per annum in cash, or the Prime Rate plus 7.75% per annum if interest is paid in shares of common stock. The Company may, from time to time, prepay the principal amount owing under the June 2023 Notes, subject to a 30% prepayment premium, so long as the Company provides at least 30 business days’ prior written notice to the holder of such prepayment.

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

On October 26, 2023, the Company entered into that certain First Amendment (the “Amendment”) to the Original SPA together with the Amendment, the “SPA”), with the same accredited investor. Pursuant to the Amendment, the “Funding Amount” under the Original SPA was increased to an aggregate principal amount equal to no greater than $9.667 million while other terms remain unchanged. On October 26, 2023, the Company agreed to issue and sell, in a private placement, subject to the satisfaction of certain closing conditions, an additional unsecured senior convertible promissory note in the principal amount of $1.75 million (the “October 2023 Notes” and together with the June 2023 Notes, the “Notes”), which resulted in $2,910,000 of the Notes outstanding as of March 31, 2024.

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

On March 29, 2024, the Group noted that an Event of Default has occurred under the June 2023 Notes and October 2023 Notes, due to the Group’s failure to observe or perform in a material respect a material covenant, condition or agreement contained in the notes or a transaction document and that such default was not fully cured within five (5) business days of such failure. As a result, the interest rate of the June 2023 Notes and October 2023 Notes was automatically increased to 18% per annum, starting from the date of occurrence of the Event of Default. In addition, the Group is obligated to pay to the holder of the June 2023 Note and October 2023 Note all of the outstanding principal amount and accrued interest on the date of occurrence of the Event of Default. As of the date of issuance of the unaudited condensed consolidated financial statements, the noteholder has not declared that an Event of Default has occurred and that the notes are due and payable. As a result of the default, the carrying amounts of both June 2023 Note and October 2023 Note were classified as convertible notes, current and all the remaining unamortized debt discounts were amortized into interest expense immediately.

The Notes contain anti-dilution provisions that may result in the reduction of the conversion price of the Notes in the future. These features may increase the number of shares of common stock being issuable upon conversion of the Notes.

The Notes contain anti-dilution provisions, which provisions require the lowering of the applicable conversion price or exercise, as then in effect, to the purchase price of equity or equity-linked securities issued in any subsequent offerings. If in the future, while any of the Notes are outstanding, we issue securities for a consideration per share of common stock (the “New Issuance Price”) that is less than the conversion price of the Notes, as then in effect, we will be required, subject to certain limitations and adjustments as provided in the Notes, to reduce the conversion price to be equal to the New Issuance Price, which will result in a greater number of shares of common stock being issuable upon conversion of the Notes, which in turn will increase the dilutive effect of such conversions or exercises on existing holders of our common stock. The potential for such additional issuances may depress the price of our common stock regardless of our business performance and may make it difficult for us to raise additional equity capital while any of the Notes are outstanding.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Phoenix Motor Inc.

By:	/s/ Xiaofeng Denton Peng
Xiaofeng Denton Peng
Chairman and Chief Executive Officer (Principal executive officer)

By:	/s/ Michael Yung
Michael Yung
Chief Financial Officer (Principal financial and accounting officer)

Date: October 3, 2024

