Form 10-Q
period 2024-06-30
PHOENIX MOTOR INC.
filed 2024-10-31
CIK 1879848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant had 37,648,492 shares of common stock outstanding as of October 23, 2024.

2

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

PHOENIX MOTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$1,401	$31
Restricted cash	-	3,252
Accounts receivable, net	3,656	451
Inventories	47,833	1,796
Prepaid expenses and other current assets, net	797	356
Amount due from a related party	850	130
Assets held-for-sale	5,987	-
Total current assets	60,524	6,016
Property and equipment, net	4,635	1,119
Operating lease right-of-use assets	2,192	-
Net investment in leases	119	230
Goodwill	-	4,271
Total assets	$67,470	$11,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,950	$3,529
Accrued liabilities	1,090	926
Advance from customers, current	2,650	167
Deferred income	352	362
Warranty reserve, current	3,803	289
Lease liabilities, current	2,423	1,303
Amounts due to a related party	-	863
Short-term borrowing	1,317	961
Derivative liability	294	1,156
Income tax payable	2,309	-
Convertible note, current	2,550	1,320
Long-term borrowing, current	6	5
Total current liabilities	19,744	10,881
Lease liabilities, noncurrent	3,369	2,696
Warranty reserve, noncurrent	10,895	-
Advance from customers, noncurrent	2,040	2,214
Convertible notes, noncurrent	-	540
Long-term borrowings	143	144
Deferred tax liabilities	9,422	-
Total liabilities	$45,613	16,475

Commitments and contingencies (Note 16)

Equity:
Common stock, par $0.0004, 450,000,000 shares authorized, 35,401,357 and 21,900,918 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	14	9
Additional paid-in capital	58,509	44,359
Accumulated deficit	(36,666)	(49,207)
Total stockholders’ equity (deficit)	21,857	(4,839)
Total liabilities and stockholders’ equity	$67,470	$11,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	$12,032	$1,158	$21,452	$2,939
Cost of revenues	10,203	1,219	17,118	2,827
Gross profit (loss)	1,829	(61)	4,334	112
Operating expenses:
Selling, general and administrative	8,929	3,100	17,578	6,946
Impairment of goodwill	-	-	4,271	-
Operating loss	(7,100)	(3,161)	(17,515)	(6,834)

Other income (expense):
Interest expense, net	(642)	(2)	(3,337)	(1)
Gain on sales-type leases	-	-	-	99
Change in fair value of derivative liability	647	-	589	-
(Reversal of) Bargain purchase gain	(836)	-	32,072	-
Others	(2)	8	-	803
Total other (expenses) income, net	(833)	6	29,324	901
(Loss) income before income taxes	(7,933)	(3,155)	11,809	(5,933)
Income tax benefits (expenses)	5,675	(22)	732	(22)
Net (loss) income	$(2,258)	$(3,177)	$12,541	$(5,955)

(Loss) earnings per share of common stock:
Basic	$(0.06)	$(0.15)	$0.38	(0.28)
Diluted	$(0.06)	$(0.15)	$0.33	(0.28)
Weighted average shares outstanding
Basic	34,821,273	21,261,704	32,638,754	21,038,874
Diluted	34,821,273	21,261,704	36,882,268	21,038,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares*	Amount	Capital	Deficit	Equity
Balance as of January 1, 2023	20,277,046	$8	$40,836	$(28,562)	$12,282
Net loss	—	—	—	(2,778)	(2,778)
Stock-based compensation	—	—	109	—	109
Issuance of common stock per standby equity purchase agreements	904,878	—	1,154	—	1,154
Balance as of March 31, 2023	21,181,924	8	42,099	(31,340)	10,767
Net loss	—	—	—	(3,177)	(3,177)
Stock-based compensation	—	—	37	—	37
Issuance of common stock per standby equity purchase agreements	110,000	—	73	—	73
Balance as of June 30, 2023	21,291,924	8	42,209	(34,517)	7,700

Balance as of January 1, 2024	21,900,918	$9	$44,359	$(49,207)	$(4,839)
Net income	—	—	—	14,799	14,799
Stock-based compensation	—	—	50	—	50
Reclass of derivative liability upon conversion of related convertible notes	—	—	144	—	144
Issuance of common stock for convertible note conversion	715,279	—	451	—	451
Issuance of common stock for settlement with vendors	1,365,261	1	1,692	—	1,693
Issuance of restricted shares to Wisdom Financial to repay loan interest (Note 11)	180,202	—	270	—	270
Issuance of common stock for private placements	10,290,560	4	11,100	—	11,104
Balance as of March 31, 2024	34,452,220	14	58,066	(34,408)	23,672
Net loss	—	—	—	(2,258)	(2,258)
Stock-based compensation	—	—	(67)	—	(67)
Reclass of derivative liability upon conversion of related convertible notes	—	—	129	—	129
Issuance of common stock for convertible note conversion	949,137	—	381	—	381
Balance as of June 30, 2024	35,401,357	$14	$58,509	$(36,666)	$21,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Month ended June 30,
	2024	2023
Changes in operating assets and liabilities:
Net income (loss)	12,541	(5,955)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	835	843
Gain on sales-type leases	-	(99)
Reversal of credit loss	-	10
Write down of inventories	-	98
Amortization of convertible notes	1,490	-
Gain on change in market value of derivative liability	(589)	-
Share-based compensation	(17)	146
Impairment loss on goodwill	4,271	-
Warranty reserve	(586)	(23)
Amortization of right-of-use assets	470	491
Bargain purchase gain	(32,072)	-
Deferred tax liability reversal	(3,041)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,205)	(271)
Inventories	12,854	2,002
Held-for-sale leased assets	413	-
Prepaid expenses and other assets	(441)	405
Accounts payable	1,115	672
Accrued liabilities	467	(2)
Deferred revenue	(10)	(17)
Advance from customers	2,309	420
Lease liabilities	(869)	(491)
Net investment in leases	111	-
Amount due from related party	46	93
Income tax payable	2,309	-
Net cash used in operating activities	(1,599)	(1,678)

Cash flows from investing activities:
Purchase of property and equipment	(113)	(766)
Loan lent to a related party	(816)	(400)
Proceeds from repayment from a related party	50	400
Acquisition of Proterra	(10,000)	-
Net cash used in investing activities	(10,879)	(766)

Cash flows from financing activities:
Repayment of borrowings	(2,008)	(4)
Proceeds from borrowings	-	1,464
Proceeds from borrowings	2,363	-
Repayment of related party borrowings	(1,904)	-
Proceeds from related party borrowings	1,041	-
Proceeds received from private placements	11,104	-
Proceeds received from standby equity purchase agreement	-	1,227
Net cash generated from financing activities	10,596	2,687

(Decrease) increase in cash, cash equivalents and restricted cash	(1,882)	243
Cash, cash equivalents and restricted cash at beginning of the period	3,283	389
Cash, cash equivalents and restricted cash at end of the period	1,401	632

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	1,401	382
Restricted cash	-	250
Total cash, cash equivalents, and restricted cash	1,401	632

Supplemental cash flow information:
Income tax paid	-	-
Non-cash activities:
Derivative liabilities recorded as debt discount	-	294
Issuance of common stock per convertible note conversion	832	-
Reclass of derivative liability to additional paid-in capital upon conversion of related convertible debentures	273	-
Issuance of restricted shares to Wisdom Financial to repay the consulting fee	270	-
Issuance of common stock for settlement with vendors	1,693	-
Inventories transferred to property and equipment	-	270

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

On September 26, 2023, the Group’s ultimate parent company, SPI’s wholly - owned subsidiary, EdisonFuture, Inc., sold shares of the Company’s common stock owned by it, representing 56.36% of the outstanding shares of the Company, to Palo Alto Clean Tech Holding Limited (“Palo Alto”), an entity owned and controlled by Mr. Xiaofeng Peng, the Company’s Chairman of the Board of Directors and CEO. After this transaction, SPI was no longer the Group’s ultimate parent company but still considered as a related party of the Group as SPI owns over 20% of the Company’s outstanding shares through EdisonFuture, Inc, and it is an affiliated company controlled by Mr. Xiaofeng Peng.

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

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the quarterly periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Group’s consolidated financial statements for the year ended December 31, 2023. The results of operations for the six months ended June 30, 2024 and 2023 are not necessarily indicative of the results for the full years or any future periods.

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

Disaggregation of revenues

The Group disaggregates its revenue by four primary categories: sales of transit buses, sales of EVs, lease of EVs, sales of forklifts and others.

The following is a summary of the Group’s disaggregated revenues:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Sales of transit buses	$10,585	$—	$19,116	$—
Sales of EVs	233	717	483	1,868
Lease of EVs	45	125	90	215
Sales of Forklifts	—	57	39	270
Others	1,169	259	1,724	586
	$12,032	$1,158	$21,452	$2,939

The following is a summary of the Group’s disaggregated revenues by timing of revenue recognition:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Point in time	$11,692	$904	$20,894	$2,460
Over time	340	254	558	479
	$12,032	$1,158	$21,452	$2,939

A contract liability is the Group’s obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer. The Group records contract liabilities as advance from customers and deferred income. As of June 30, 2024 and December 31, 2023, the balances of contract liabilities were $5,042 and $2,743, respectively. During the six months ended June 30, 2024, the Group recognized $313 as revenue that was included in the balance of advance from customers at January 1, 2024.

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

The net investment in leases was $391 as of June 30, 2024, in which current portion of $272 was included in prepaid expenses and other current assets, net on the balance sheet. During the three months ended June 30, 2024 and 2023, there was no gain or loss on sales-type leases. During the six months ended June 30, 2024 and 2023, gain on sales-type leases was $nil and $99, respectively.

(d) Business Combination

Business combinations are recorded using the acquisition method of accounting and, accordingly, the acquired assets and liabilities are recorded at their fair market value at the date of acquisition. Any excess of acquisition cost over the fair value of the acquired assets and liabilities, including identifiable intangible assets, is recorded as goodwill. The Group charges acquisition-related costs that are not part of the purchase price consideration to general and administrative expenses as they are incurred. Those costs typically include transaction and integration costs, such as legal, accounting, and other professional fees.

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

Warranty expense is recorded as a component of cost of sales in the condensed consolidated statements of operations. The balance of warranty reserves was $14,698 and $289 as of June 30, 2024 and December 31, 2023, respectively.

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

During the six months ended June 30, 2024, the Group identified impairment indicator resulted from the Company’s continuous decreasing stock price since January 2024 and performed interim goodwill impairment testing. The Group recorded an impairment on goodwill of $4,271 based on the difference between fair value and the carrying amount of the reporting unit.

3. Going concern

The Group has net income of $12,541 during the six months ended June 30, 2024, mainly due to the bargain purchase gain from the acquisition of Proterra transit business unit. Excluding the one-time bargain purchase gain, the Group incurred a net loss of $19,531 during the six months ended June 30, 2024 and has incurred significant recurring losses before 2024. In addition, the cash flow used in operating activities was $1,599 and the Group needs to raise additional funds to sustain its operations. Furthermore, the Group assumes the responsibility to provide Proterra transit business unit employees job offers at closing date and keep those employees for at least one year, which costs are estimated to be over $20,000. These factors raise substantial doubt as to the Group’s ability to continue as a going concern.

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

4. Business Combination

In November 2023, the Group participated in two auctions conducted by the United States Bankruptcy Court and emerged as the highest bidder for two asset packages, one for Proterra transit business unit and one for the Proterra battery lease contracts, with total consideration of $10,000 in cash. The transaction costs were $553 and the Group assumed estimated warranty liability of $14,994. In addition, the Group also assumed the responsibility to provide Proterra transit business unit employees job offers at closing date and keep those employees for at least one year. The cash consideration has been fully paid as of June 30, 2024.

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

Inventories.	$58,891
Right-of-use assets	2,663
Property and equipment	4,238
Battery lease receivable	6,400
Lease liabilities	(2,663)
Warranty liabilities	(14,994)
Deferred tax liabilities	(12,463)
Identifiable net assets acquired (a)	42,072
Less: Fair value of the consideration transferred (b)	10,000
Gain on bargain purchase (b-a)	$32,072

During the six months ended June 30, 2024 measurement period since the acquisition date, the Group adjusted the fair value of the inventories acquired for an amount of $1,161, with the offset recorded as a $836 decrease to bargain purchase gain and $325 decrease to deferred tax liabilities. These adjustments were made as the Group obtained new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

The gain on bargain purchase from the Proterra acquisition was generated from the acquisition of a bankrupt company and the Group was the only bidder who would continue to run the transit business and keep all transit business employees for at least a one-year period. Other bidders would liquidate the transit assets and terminate the transit business employees. The Group’s bidding was accepted by the Bankruptcy Court.

Due to the fact that the acquisition occurred in the current interim period, the Group’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Group obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. As of October 30, 2024, the Group had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property and equipment, inventories, tax uncertainties and liabilities assumed. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to gain on bargain purchase.

The pro forma information that presents the Group’s pro forma results of operations assuming the acquisition of Proterra transit buses and battery lease receivables took place on January 1, 2023 is not available due to the following reasons: (i) Proterra had three business groups and the three Proterra business groups were integrated and worked together to fulfill customers’ orders, and Proterra does not have standalone data for any of its three business groups, including employee data; and (ii) Proterra did not grant access to the Group of Proterra’s prior years’ consolidated financial data due to the integrated nature of this data. Furthermore, due to significant personnel turnover in the accounting and finance departments of Proterra, the Group lacks the historical knowledge and data to recreate the standalone financial statements for each business group for prior periods

The following information presents the revenue and earnings from Proterra transit bus business and Proterra battery lease receivables included in the Group’s condensed consolidated financial statements for the three and six months ended June 30, 2024:

	Six months ended	Three months ended
	June 30, 2024	June 30, 2024

Revenues	$20,662	$11,683
Net income	$25,943	$1,371

5. Assets held for sale

On January 11, 2024, the Group completed the acquisition of the Proterra Battery Lease Agreements, by which the Group was assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. The fair value of the lease receivables as of the acquisitions date was determined to be $6,400 (Note 4) and the Group also assumed warranty obligations associated with the purchased Proterra Battery Lease Agreements of $994.

In March 2024, the Group has committed to a plan to sell the battery lease receivables and this group of asset to be sold is ready for sale and can be clearly distinguished and valued at its reasonable current fair value. The transaction is probable to close in the second half of 2024 and it is unlikely that significant changes will be made. Thus, the leased assets were recorded as assets held-for-sale and recorded at the lower of the carrying value or fair value less costs to sell.

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

The Group recorded the carrying amount of lease receivable at $5,987 as of June 30, 2024, which represents the best estimate of the current fair value.

6. Accounts Receivable, Net

The accounts receivable, net as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023

Accounts receivable, customers	$3,523	171
Accounts receivable, governmental incentive	158	305

Less: Allowance for doubtful accounts	(25)	(25)
Accounts receivable, net	$3,656	$451

For the six months ended June 30, 2024, there was no provision for credit loss for accounts receivables. For the six months ended June 30, 2023, the Group reversed provision for credit loss of $10.

7. Inventories

Inventories as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30,	December 31,
	2024	2023

Raw materials	$38,699	$865
Work in process	2,455	108
Finished goods	6,679	823
Total inventories	$47,833	$1,796

During the six months ended June 30, 2024, there was no write down to reflect the lower of cost or net realizable value. During the six months ended June 30, 2023, $98 of inventories were written down to reflect the lower of cost or net realizable value.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2024 and December 31, 2023 consist of the following:

	June 30,	December 31,
	2024	2023

Prepaid expenses	$100	$100
Sales-type lease receivable	272	249
Vendor deposits	536	131
Others	51	38
Total prepaid and other current assets	959	518
Less: Provision for credit loss	(162)	(162)
Total prepaid and other current assets, net	$797	$356

9. Sales-type Lease Receivable

The Group entered into a total of ten vehicle lease agreements with certain customers during the year ended December 31, 2023 and the Group delivered vehicles under sales-type leases.

Sales-type lease receivables-short term as of June 30, 2024 and December 31, 2023 was $272 and $249, respectively, and sales-type lease receivables-long term as of June 30, 2024 and December 31, 2023 was $119 and $230, respectively.

Interest income recognized for sales-type leases for the six months ended June 30, 2024 was $13.

As of June 30
2024
Lease receivables-long term	119
Lease receivables-short term	272
Total lease receivables	391
Unguaranteed residual assets	—
Net investment in leases	391
Recorded in Prepaid expenses and other current assets	272
Recorded in Net investment in leases- non-current	119

Annual minimum undiscounted lease payments under the Group’s leases were as follows as of June 30, 2024:

Sales-type
Remaining of 2024	151
Years Ending December 31,
2025	184
2026	54
2027	15
2028 and thereafter	—
Total lease receipt payments	404
Less: Imputed interest	(13)
Total lease receivables (1)	391
Unguaranteed residual assets	—
Net investment in leases (1)	391

(1)	Current portion of $272 of total lease receivables included in prepaid expenses and other current assets, net on the consolidated balance sheet.

10. Short-term Borrowings

Financing with Nations Bus

On February 27, 2024, the Group entered into a financing agreement with Nations Bus Corp. (“Nations Bus”). In the agreement, it stated that the Group had purchased certain assets of Proterra Transit, including 6 buses in inventory. Raleigh-Durham International Airport (“RDU”) has inspected the buses and has executed a contract to purchase them for $652 each for a total consideration of $3,909. Nations Bus lent and wired $1,900 to the Group on February 28, 2024. The Group agrees to wire Nations Bus $2,800 ($467 per bus) within 24 hours of receipt of payment for each bus from RDU. If payment is made separately by bus, then the Group will wire $467 within 24 hours of receipt. If payment is received in one lump sum of $3,909, the Group will wire $2,800 within 24 hours of receipt. The Group received a total of $3,909 from RDU in March 2024. The Group will be entitled to keep the remaining $1,109 received from RDU after payment is made to Nations Bus. The Group has repaid $2,800 to Nations Bus in April and May 2024, including $900 accrued interest.

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

As of June 30, 2024, the loan balance to Agile was $1,317. Since August 2024, the weekly payment amount agreed in the payment schedule was $122 per week; however, the Group paid $30 or $40 per week. The Group did not enter into amendments or supplemental contracts to the original contract. Pursuant to the original agreement, if the borrower fails to pay any principal or interest on its due date, or fails to pay any other obligation within three business days after it becomes due and payable, it constitutes a payment default. During the continuance of an Event of Default, obligations shall accrue interest at a fixed annual rate equal to the rate that is otherwise applicable thereto plus 5.00% as the default rate. The lender may declare the entire unpaid principal balance of the loan, together with all accrued interest thereon and any other charges or fees payable thereunder, immediately due and payable by providing written notice to the borrower.

As of October 31, 2024, the Group has not received any notices or legal actions initiated by Agile.

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

On January 4, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, relating to a private placement by the Company pursuant to which the Company issued 600,000 shares of the Company’s common stock at a purchase price of $1.13 per share, and a common stock purchase warrant to purchase up to 600,000 shares of common stock of the Company, exercisable at $1.13 per share. The warrant is immediately exercisable, in whole or in part, for a term of one year following issuance and may be exercised on a cashless basis if a registration statement is not then effective and available for the resale of the warrant shares. The exercise price and number of warrant shares issuable upon exercise of the warrant are subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends, split-ups, recapitalizations, reclassifications or the like. The private placement closed on January 25, 2024 and the Company received gross proceeds from the private placement of $678, before deducting offering expenses payable by the Company. The Group determined that the warrant met the definition of equity instrument and estimated a fair value of the warrants using the Black-Scholes pricing model at the date of issuance at $576. During the six months ended June 30, 2024, the Group noted that it actually issued a total of 1,200,000 shares of common stock of the Company to this investor and the Group is current in negotiation with the investor to cancel the 600,000 shares that were incorrectly issued.

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

During the six months ended June 30, 2024, the Group issued 769,099 shares of the Company’s common stock, to a vendor for settlement of payables of $954, and issued 596,162 shares of the Company’s common stock, to another vendor for settlement of payables of $739.

12. Stock-based Compensation

During the six months ended June 30, 2024, no new options were granted under the 2021 Equity Incentive Plan.

During the six months ended June 30, 2024, the net stock-based compensation reversal was $17 and during the six months ended June 30, 2023, the stock-based compensation expense was $146.

During the three months ended June 30, 2024, the stock-based compensation reversal was $67 and during the three months ended June 30, 2023, the stock-based compensation expense was $37.

There were no changes to the contractual life of any fully vested options during the six months ended June 30, 2024 and 2023. As of June 30, 2024, unrecognized share-based compensation expenses related to the share options granted were $310. The expenses are expected to be recognized over a weighted - average period of 1.87 years.

13. Related Party Transactions

At December 31, 2023, the amount of $130 due from related parties is receivable from SolarJuice Co., Ltd., a subsidiary of SPI, for sales of electric forklift during 2023.

At December 31, 2023, the amount of $863 due to related parties is loan principal due to SPI, an affiliate of the Group.

During the six months ended June 30, 2024, the Group borrowed of $1,041 from SPI. The loan is due on demand and bears 12% interest per annum. Including the loan payable due to SPI as of December 31, 2023 of $863, a total of $1,904 loan principal was repaid by the Group, and all loan and interest were paid in full during the three months ended March 31, 2024.

During the six months ended June 30, 2024, the Group collected $46 from SolarJuice Co., Ltd for sales of electric forklift during 2023, resulting in a decrease in the balance of forklift receivables from $130 to $84.

In April 2024, SPI borrowed $316 from the Group and returned $50 of loan principal. The loan is due on demand and bears no interest, with a remaining balance of $266 as of June 30, 2024. The $266 of loan principal was paid in full on September 30, 2024.

On June 22, 2024, the Group entered into a loan agreement with SPI. In the agreement, the Group agreed to lend up to an aggregate amount of $3,000 to SPI at a rate of 12% per annual. SPI must repay each loan along with the unpaid and accrued interest within six months from the date the loan was received. On June 25, 2024 and July 15, 2024, the Group lent $500 and $1,750, respectively, to SPI under the loan agreement. On August 9, 2024, $2,250 of loan principal was repaid in full by SPI and on September 30, 2024, $22 of interest was paid in full by SPI. On October 1, 2024, both parties agreed to terminate the loan agreement between the Group and SPI.

During the six months ended June 30, 2024, SPI billed the Group $528 for legal, human resources and IT services provided by SPI employees and all of the amount was paid.

At June 30,2024, the total amount due from related parties of $850 contained $266 no interest loan and $500 interest able loan lent to SPI and $84 electric forklift sale receivable due from SolarJuice Co., Ltd.

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

Thus, the Group determined that the conversion feature and the alternative conversion features embedded within the June 2023 Notes met the definition of embedded derivatives and the Group estimated a fair value of the derivative liability using the Monte Carlo Simulation Model at the date of issuance. As the fair value of the derivative liability is less than the face value of the June 2023 Notes, the fair value of the derivative liability of $294 was recorded as a liability with an offsetting amount recorded as a debt discount, which offsets the carrying amount of the debt. The original issue discount of the June 2023 Notes of $136 was recorded as a debt discount as well. $120 of the principal amount of the June 2023 Notes were converted during the six months ended June 30, 2024.

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

The Group determined that the conversion feature and alternate conversion feature within the October 2023 Notes met the definition of embedded derivatives and the Group estimated a fair value of the derivative liability using the Binominal Tree Model at the date of issuance. In addition, the Group considered that the October Warrants were issued in a bundled transaction with the October 2023 Notes, and the proceeds received from the transaction should be allocated based on the relative fair values of the base instrument and the warrants. Accordingly, the Group recorded the relative fair value of the October Warrant of $590, the fair value of derivative liability of $543 and the original issue discount and related issuance fee of the October 2023 Notes of $254 as debt discounts, which offset the carrying amount of the October 2023 Notes. $680 of the principal amount of the October 2023 Notes were converted during the six months ended June 30, 2024.

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

During the six months ended June 30, 2024, the Group issued a total of 1,664,416 shares of common stock of the Company to the investor to convert a total principal amount of $120 under the June 2023 Notes and $680 under the October 2023 Notes, respectively, and accrued interest of $9 under the June 2023 Notes and $24 under the October 2023 Notes, respectively. The total fair value of the common stock issued for conversion was $832. As a result of the conversion, the Group reclassified $273 derivative liability into equity upon each conversion of the corresponding convertible notes.

The Group recorded interest expenses from debt discount amortization in interest expense, net in the statements of operations of $1,490 and nil for the three and six months ended June 30, 2024 and 2023, respectively. Among which, $203 of the debt discount were amortized directly into interest expense due to the conversion and $1,287 of the debt discount were amortized directly into interest expense due to the occurrence of Event of Default.

The Group recorded accrued interest of convertible notes in interest expense, net in the statements of operations of $215 and nil for the six months ended June 30, 2024 and 2023, respectively.

As of June 30, 2024 and December 31, 2023, the carrying amounts of the Group’s convertible bonds are $2,550 and $1,860, net of unamortized debt discount of nil and $1,490, respectively.

As of June 30, 2024, there was no warrant exercised.

15. Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Basic earnings (loss):
Net (loss) income	$(2,258)	$(3,177)	$12,541	$(5,955)
Diluted earnings (loss):
Net income (loss)	$(2,258)	$(3,177)	$12,541	$(5,955)
Chang in fair value of derivative liability	(647)	—	(590)	—
Interest expense from Convertible Notes	112	—	215	—
Adjusted net (loss) income	$(2,793)	$(3,177)	$12,166	$(5,955)

Weighted average number of shares-basic	34,821,273	21,261,704	32,638,754	21,038,874
Potentially dilutive shares	—	—	4,243,514	—
Weighted average number of shares-Diluted	34,821,273	21,261,704	36,882,268	21,038,874
Earnings per share
Basic	$(0.06)	$(0.15)	$0.38	$(0.28)
Diluted	$(0.06)	$(0.15)	$0.33	$(0.28)

During the three months ended June 30, 2024 and 2023, stock options to purchase 2,087,250 and 2,835,000 shares of common stock and warrants to purchase 22,625,342 and nil shares of common stock, respectively, were not considered in calculating diluted earnings (loss) per share because the options and warrants are considered out-of-money. In addition, during the three months ended June 30, 2024, convertible bonds that are convertible to a total of 5,525,000 shares of common stock were excluded when calculating diluted loss per share as the inclusion would have been anti-dilutive.

During the six months ended June 30, 2024 and 2023, stock options to purchase 2,087,250 and 2,835,000 shares of common stock and warrants to purchase 22,625,342 and nil shares of common stock, respectively, were not considered in calculating diluted earnings (loss) per share because the options and warrants are considered out-of-money.

There were no other potential shares excluded from the computation of diluted net income (loss) per share during the three and six months ended June 30, 2024 and 2023, respectively.

16. Commitments and Contingencies

Guarantee for SPI

On March 6, 2024, the Group’s related party, SPI entered into a Deed of Settlement with its creditor, Streeterville, to settle the unpaid balances of certain convertible notes via installment payments as agreed in the Deed of Settlement. As of part of this Deed of Settlement, the Company, as the guarantor, covenants to Streeterville to pay and satisfy on demand all liabilities due from SPI to Streeterville with a total amount of $14,980. The Group assessed the accounting treatment of this guarantee under ASC 460 and ASC 450 and considered that the possibility for the Group to incur actual liability under this guarantee is remote so there is no guarantee liabilities accrued as of June 30, 2024. On September 6, 2024, the guarantee was released and canceled without any actual liabilities incurred by the Group.

Commitments — As part of the Proterra acquisition (Note 4), the Group also took the responsibility to provide Proterra transit business unit employees job offers at acquisition closing date and keep those employees for at least one year, with an estimated total employee salary of over $20,000.

Contingency — In the ordinary course of business, the Group may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Group records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. In April 2024, there was a dispute with the landlord of Folsom warehouse which the landlord seeks to recover damages in excess of $250. However, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain. As a result, no reasonable estimate on the loss can be made as of June 30, 2024 and the Group is currently negotiating on settlement with the landlord.

In the opinion of management, there were no other material pending or threatened claims and litigation as of June 30, 2024 and through the issuance date of these condensed consolidated financial statements.

17. Concentration Risk

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of June 30, 2024 and December 31, 2023, the cash and cash equivalents are deposited within federally insured banks, which are typically below the insured limits. There is one customer representing 29.7% of total accounts receivable as of June 30, 2024, and there were two customers representing 35.5% and 35.0% of total accounts receivable as of December 31, 2023.

Concentration of Customers and Suppliers

For the six months ended June 30, 2024, there were three customers representing 38.0%, 19.7% and 18.2% of total net revenues, respectively.

For the six months ended June 30, 2023, there were no customers representing 10% or more of total net revenues.

During the six months ended June 30, 2024, there were no vendors representing 10% or more of total purchases and during the six months ended June 30, 2023, there was one vendor representing 16.6% of total purchases.

18. Subsequent Events

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

Minimum Bid Price Requirement

On April 12, 2024, the Company received a letter (the “April 12 Deficiency Letter”) from the staff from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock for the previous 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1 per share, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

The April 12 Deficiency Letter has no immediate effect on the listing of the Company’s common stock, and its common stock continues to trade on The Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided 180 calendar days, or until October 9, 2024, to regain compliance with the Minimum Bid Price Requirement. As of October 9, 2024, the Company has not regained compliance with the Minimum Bid Price Requirement.

On October 10, 2024, the Company submitted a request to Nasdaq for an additional 180-day extension to regain compliance and provided written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

On October 11, 2024, the Company received a letter from Nasdaq advising that the Staff has determined that the Company is eligible for an additional 180 calendar day period, or until April 7, 2025, to regain compliance with the Minimum Bid Price Requirement. The Staff’s determination is based on the Company meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary.

If at any time during the additional time period the closing bid price of the Company’s security is at least $1 per share for a minimum of 10 consecutive business days, Nasdaq will provide written confirmation of compliance and this matter will be closed. If the Company chooses to implement a reverse stock split, it must complete the split no later than ten business days prior to the expiration date in order to timely regain compliance.

If compliance cannot be demonstrated by April 7, 2025, the Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company may appeal Staff’s determination to a Nasdaq Hearings Panel.

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

On October 3, 2024, the Company filed its Quarterly Report on Form 10-Q for the period ended March 31, 2024, which reported stockholders’ equity of $23,672, which exceeds the minimum stockholders’ equity required for continued listing under Nasdaq Listing Rule 5550(b)(1).

On October 14, 2024, the Company received a letter from Nasdaq indicating that, based on the Company’s Form 8-K, dated October 10, 2024, the Staff has determined that the Company complies with the Nasdaq Listing Rule 5550(b)(1). However, if the Company fails to evidence compliance upon filing its next periodic report it may be subject to delisting. At that time, Staff will provide written notification to the Company, which may then appeal Staff’s determination to a Nasdaq Hearings Panel.

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

On August 21, 2024, the Company received a delinquency notification letter from Nasdaq due to the Company’s non-compliance with the Listing Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024.

The deficiency notification letters have no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “PEV” at this time.

As a result of the additional delinquency, the Company is required to regain compliance with all delinquent filings within 180 calendar days from the due date of the Initial Delinquent Filing, or November 18, 2024. On September 3, 2024, the Company submitted to Nasdaq an update to its original plan to regain compliance with respect to the filing requirements.

On October 3, 2024, the Company filed its Form 10-Q for the period ended March 31, 2024.

On October 22, 2024, the Company received a letter from the Staff, determining to grant an exception to enable the Company to regain compliance with the Listing Rule based on the condition that on or before October 31, 2024, the Company must file its Form 10-Q for the period ended June 30, 2024, as required by the Listing Rule. In the event the Company does not satisfy the terms, the Staff will provide written notification that its securities will be delisted. At that time, the Company may appeal Staff’s determination to a Nasdaq Hearings Panel.

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

On January 11, 2024, the Group completed the acquisition of the Proterra Transit Business Unit for a purchase price of $3.5 million. The Group also assumed warranty obligations associated with the purchased Proterra Transit Business Unit. After the acquisition, the Group engages in the business that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets. On February 7, 2024, the Group completed the acquisition of the Proterra Battery Lease Agreements for a purchase price of $6.5 million, by which the Group was assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. The Group also assumed warranty obligations associated with the purchased Proterra Battery Lease Agreements. In March 2024, the Group declared its plan to sell all the Battery Lease Agreements acquired from Proterra acquisition. On June 24, 2024, the Group entered into an asset purchase agreement with Zenobe. In the agreement, the Group sells the battery lease receivables to Zenobe in two batches while retains the warranty liability associated with leased batteries. The aggregate purchase price for Batch 1 transferred assets is made of: (i) $3.6 million, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 1 closing date, plus (iii) the assumption of the Assumed Liabilities incurred after the applicable Closing Date related to the Batch 1 Transferred Assets. The aggregate purchase price for Batch 2 transferred assets is made of: (i) $2.2 million, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 2 closing date, plus (iii) assumption of the Assumed Liabilities incurred after the applicable Closing Date related to the Batch 2 Transferred Assets. On July 5, 2024, the Group closed the first batch of the sale and received net proceeds of $2.4 million from the sale. The Group is expected to close the second batch of the sale in 2024.

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

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments like, transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding / incentives driving adoption of electric medium duty vehicles include:

●	the California Hybrid and Zero- Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state;

●	the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle; and

●	funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states.

●	Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

(In thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	$12,032	$1,158	$21,452	$2,939
Cost of revenues	10,203	1,219	17,118	2,827
Gross profit (loss)	1,829	(61)	4,334	112
Operating expenses:
Selling, general and administrative	8,929	3,100	17,578	6,946
Impairment of goodwill	-	-	4,271	-
Operating loss	(7,100)	(3,161)	(17,515)	(6,834)

Other income (expense):
Interest expense, net	(642)	(2)	(3,337)	(1)
Gain on sales-type leases	-	-	-	99
Change in fair value of derivative liability	647	-	589	-
(Reversal of) Bargain purchase gain	(836)	-	32,072	-
Others	(2)	8	-	803
Total other (expenses) income, net	(833)	6	29,324	901
(Loss) income before income taxes	(7,933)	(3,155)	11,809	(5,933)
Income tax benefits (provision)	5,675	(22)	732	(22)
Net (loss) income	$(2,258)	$(3,177)	$12,541	$(5,955)

Net (loss) earnings per share of common stock:
Basic	$(0.06)	$(0.15)	$0.38	(0.28)
Diluted	$(0.06)	$(0.15)	$0.33	(0.28)
Weighted average shares outstanding
Basic	34,821,273	21,261,704	32,285,754	21,038,874
Diluted	34,821,273	21,261,704	36,882,268	21,038,874

Net Revenues

For the three months ended June 30, 2024 and 2023, our revenues were $12.0 million and $1.2 million, respectively. Our total revenue increased by $10.8 million, or 900%, primarily due to the acquisition of Proterra transit business unit. The transit business unit contributed $11.7 million of revenue to the Group for the three months ended June 30, 2024. The increase was partially offset by the decline in our sales of EVs. We delivered 5 EVs during the three months ended June 30, 2023 while we delivered only 1 EV during the three months ended June 30, 2024. Such decrease was mainly because we incurred cash shortage issues starting from late 2023 which caused us to suspend most of the production of EVs since the last quarter of 2023 and also due to a shift in our operation focus to more on transit business.

For the six months ended June 30, 2024 and 2023, our revenues were $21.5 million and $2.9 million, respectively. Our total revenue increased by $18.6 million, or 641%, primarily due to the acquisition of Proterra transit business unit. The transit business unit contributed $20.7 million of revenue to the Group for the six months ended June 30, 2024. The increase was partially offset by the decline in our sales of EVs. We delivered 9 EVs during the six months ended June 30, 2023 while we delivered only 2 EV during the six months ended June 30, 2024. Such decrease was mainly because we incurred cash shortage issues starting from late 2023 and also due to a shift in our operation focus to more on transit business.

For the three and six months ended June 30, 2024 and 2023, our revenue breakdown by major categories for relevant periods was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Sales of transit buses	$10,585	$—	$19,116	$—
Sales of EVs	233	717	483	1,868
Lease of EVs	45	125	90	215
Sales of Forklifts	—	57	39	270
Others	1,169	259	1,724	586
	$12,032	$1,158	$21,452	$2,939

The following is a summary of the Group’s disaggregated revenues by timing of revenue recognition:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Point in time	$11,692	$904	$20,894	$2,460
Over time	340	254	558	479
	$12,032	$1,158	$21,452	$2,939

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

For the three months ended June 30, 2024 and 2023, our costs of revenues were $10.2 million and $1.2 million, respectively. The increase in costs of revenues was primarily due to the increase in costs of transit buses due to increase in transit bus sales.

For the six months ended June 30, 2024 and 2023, our costs of revenues were $17.1 million and $2.8 million, respectively. The increase in costs of revenues was primarily due to the increase in costs of transit buses due to increase in transit bus sales.

Gross Margin

Gross profit is defined as revenues minus cost of revenues. Gross margin, stated as a percentage, is defined as gross profit divided by revenues.

For the three months ended June 30, 2024 and 2023, our combined gross margin was 15.2 % and (5.3)%, respectively. The increase of gross margin was primarily due to higher margins for both EV sales and transit buses sales. The Group received gain on bargain purchase of Proterra transit business unit and was able to quickly sell the inventories acquired from the acquisition with relatively higher margin. The increase in margin for EV sales was mainly because there was only one EV sold during the three months ended June 30, 2024 with a relatively high selling price.

For the six months ended June 30, 2024 and 2023, our combined gross margin was 20.2 % and 3.8%, respectively. The increase of gross margin was primarily due to higher margins for both EV sales and transit buses sales. The Group received gain on bargain purchase of Proterra transit business unit and was able to quickly sell the inventories acquired from the acquisition with relatively higher margin. The increase in margin for EV sales was mainly because there was only two EV sold during the six months ended June 30, 2024 with a relatively high selling price.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses as well as impairment on goodwill.

Our selling, general and administrative expenses consist primarily of salaries, research and development, professional service fees, rent expense, and office supplies expenses.

For the three months ended June 30, 2024 and 2023, our selling, general and administrative expenses were $8.9 million and $3.1 million, respectively. The increase in selling, general and administrative expenses was largely due to an increase in salary expenses as a result of acquisition of Proterra transit business unit with increased heads-count.

For the six months ended June 30, 2024 and 2023, our selling, general and administrative expenses were $17.6 million and $6.9 million, respectively. The increase in selling, general and administrative expenses was largely due to an increase in salary expenses as a result of acquisition of Proterra transit business unit with increased heads-count.

During the six months ended June 30, 2024, we identified impairment indicator resulted from the Company’s continuous decreasing stock price since January 2024 and performed interim goodwill impairment testing. We recorded an impairment on goodwill of $4.3 million based on the difference between fair value and the carrying amount of the reporting unit.

Other Income (expense), net

Other income (expense), net includes gain on bargain purchase, interest expense, gain on sales-type leases and other income.

Our other expense for the three months ended June 30, 2024, was $0.8 million, primarily due to an adjustment on gain on bargain purchase of Proterra transit business unit of $0.8 million and interest expense of $0.6 million, from short-term loan and debt discount amortization of convertible note, partially offset by change in fair value of derivative liability of $0.6 million.

Our other income for the six months ended June 30, 2024, was $29.3 million, primarily due to gain on bargain purchase of Proterra transit business unit of $32.1 million and gain of change in fair value of derivative liability of $0.6 million, partially offset by the interest expense of $3.3 million resulted from short-term loan and debt discount amortization of convertible note. Our other income for the six months ended June 30, 2023, was $0.9 million, primarily due to refund of employee retention credit (“ERC”) from the IRS.

On March 29, 2024, the Group noted that an event of default has occurred under the June 2023 Notes and October 2023 Notes, and the default was not fully cured within five (5) business days of such failure. As a result, the interest rate of the June 2023 Notes and October 2023 Notes was automatically increased to 18% per annum, starting from the date of occurrence of the event of default.

Net Income (loss)

As a result of the above factors, the net loss for the three months ended June 30, 2024 and 2023, was $2.3 million and $3.2 million, respectively.

As a result of the above factors, the net income for the six months ended June 30, 2024 was $12.5 million, and the net loss for the six months ended June 30, 2023 was $6.0 million.

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

Warranty expense is recorded as a component of cost of sales in the condensed consolidated statements of operations. The balance of warranty reserves was $14,698 and $289 as of June 30, 2024 and December 31, 2023, respectively.

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

Liquidity and Capital Resources

We had net income of $12.5 million during the six months ended June 30, 2024, mainly due to acquisition of Proterra transit business unit. Excluding the one-time bargain purchase gain from acquisition of Proterra transit business unit, we incurred a net loss of $19.5 million during the six months ended June 30, 2024 and has incurred significant recurring losses before 2024. In addition, the cash flow used in operating activities was $1.6 million and we need to raise additional funds to sustain our operations. Furthermore, we assume the responsibility to provide Proterra transit business unit employees job offers at closing date and keep those employees for at least one year, which costs are estimated to be over $20.0 million. These factors raise substantial doubt as to our ability to continue as a going concern.

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

A summary of the cash flow activities is as follows:

	Six months Ended	Six months Ended
In thousands	June 30, 2024	June 30, 2023
Net cash used in operating activities:	$(1,599)	$(1,678)
Net cash used in investing activities	(10,879)	(766)
Net cash generated from financing activities	10,596	2,687
Net (decrease)/ increase in cash, cash equivalents and restricted cash	(1,882)	243

As of June 30, 2024, we had $1.4 million in cash and cash equivalents. Our primary sources of liquidity were from equity financing (through public or private offerings) as well as various types of debt financings.

Operating Activities

Net cash used in operating activities was $1.6 million for the six months ended June 30, 2024, primarily as a result of (i) a net income of $12.5 million, adjusted by non-cash items of bargain purchase gain of $32.1 million from acquisition of Proterra, impairment loss of goodwill of $4.3 million, depreciation and amortization of $0.8 million, amortization of debt discount of convertible notes of $1.5 million, deferred tax liability reversal of $3.0 million, loss on change in market value of derivative liability, an accrual on warranty reserve of $0.6 million and amortization of right of use of assets of $0.5 million, and changes in operating assets and liabilities including (i) increase in accounts receivable of $3.2 million due to uncollected accounts receivable from sales of transit buses, (ii) decrease in inventories of $12.9 million due to certain inventories purchase from Proterra have been sold; (iii) increase in accrued liabilities of $0.5 million due to interest accrued for Nations Bus loans, (iv) increase in accounts payable of $1.1million mainly due to additional inventories purchased for upcoming manufacturing of transit buses, (v) increase in income tax payable of $ 2.3 million due to taxable bargain purchase gain from acquisition of Proterra and (vi) increase in advance from customers of $2.3 million due to collection of downpayments from transit bus sales.

Net cash used in operating activities was $1.7 million for the six months ended June 30, 2023, primarily as a result of (i) a net loss of $6.0 million, adjusted by non-cash items of depreciation and amortization of $0.8 million and amortization of right of use of assets of $0.5 million, partially offset by (ii) a decrease in inventories of $2 million, (iii) a decrease in prepaid expenses and other assets of $0.4 million, and (iv) an increase in account payable of $0.7 million.

Investing Activities

Net cash used in investing activities was $10.9 million for the six months ended June 30, 2024, primarily because of acquisition of Proterra for a total consideration of $10 million and $0.8 million of loan lent to a related party.

Net cash used in investing activities was $0.8 million for the six months ended June 30, 2023, primarily as a result of purchase of property and equipment.

Financing Activities

Net cash generated from financing activities was $10.6 million for the six months ended June 30, 2024, primarily as a result of (i) net proceeds from private placements of $11.1 million, (ii) proceeds from borrowing of $2.4 million, and (iii) proceeds of borrowings from a related party of $1.4 million. The increase was partially offset by repayment to borrowings of $2.0 million and repayment of borrowings to a related party of $2.3 million.

Net cash generated from financing activities was $2.7 million for the three months ended June 30, 2023, primarily as a result of net proceeds from tapping the SEPA and convertible notes.

Capital Expenditures

We incurred capital expenditures of $10.1 million and $0.8 million for the six months ended June 30, 2024, and 2023, respectively. Our capital expenditures have historically been comprised of purchase of Proterra assets, equipment for our offices and production infrastructure. Our capital expenditures may increase in the future as we continue to invest in production and technology infrastructure.

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

As of June 30, 2024, we had no other off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2023, we identified following material weaknesses, in the design or operation of internal controls.

(1)	Failure to maintain an effective control environment of internal control over financial reporting;

(2)	Failure to develop an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including business, operational, and fraud risks;

(3)	Ineffective monitoring activities to assess the operation of internal control over financial reporting;

(4)	Lack of sufficient controls designed and implemented for financial information processing and reporting and lacked resources with requisite skills for the financial reporting under U.S. GAAP.

(5)	Failure to establish adequate governance procedures, including proper authorization and communication between key executives and the Board, a well-defined approval process with sufficient documentation for significant transactions, and effective monitoring and control measures for key personnel transitions, such as the revocation of access for departed executives.

We intend to implement measures designed to improve the Company’s internal control over financial reporting to address the underlying causes of these material weaknesses, including (1) hiring more qualified staff and increasing resources with sufficient knowledge and experience to strengthen financial reporting; (2) setting up a financial and system control framework to ensure proper segregation of duty and review procedures, with formal documentation of polices and controls in place; (3) forming a task force to design and improve processes and controls to monitor operations and record financial data; (4) devoting proper time by senior management to perform comprehensive review of procedures to assess risks and enforce effective accountability; and (5) enhancing governance practices by implementing a formal approval process for significant transactions, improving communication between key executives and the Board, establishing strict controls for related party transactions, and improving access management for key personnel transitions.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 26, 2023, the Company entered into that certain First Amendment (the “Amendment”) to the Original SPA together with the Amendment, the “SPA”), with the same accredited investor. Pursuant to the Amendment, the “Funding Amount” under the Original SPA was increased to an aggregate principal amount equal to no greater than $9.667 million while other terms remain unchanged. On October 26, 2023, the Company agreed to issue and sell, in a private placement, subject to the satisfaction of certain closing conditions, an additional unsecured senior convertible promissory note in the principal amount of $1.75 million (the “October 2023 Notes” and together with the June 2023 Notes, the “Notes”), which resulted in $2,550,000 of the Notes outstanding as of June 30, 2024.

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

Date: October 31, 2024

