Form 10-Q/A
period 2024-03-31
PHOENIX MOTOR INC.
filed 2025-02-10
CIK 1879848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company”, the “Group’ or “our company” are to Phoenix Motor Inc., unless the context otherwise indicates.

The Company is filing this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on October 3, 2024 (the “Original Filing”) to restate its unaudited condensed consolidated interim financial statements as of and for the three months ended March 31, 2024.

As previously announced in our Current Report on Form 8-K filed with the SEC on February 10, 2025, during the preparation of the Company’s unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2024, the Company’s management identified the following misstatements, to the Company’s financial statements:

For the three months ended March 31, 2024, warrants issued with common stocks during private placements were incorrectly classified as equity instruments, while the warrants should be classified as liability instruments measured at fair value, with changes in fair value reported each period in earnings. Such error has resulted in the misstatements of “warrant liability”, “additional paid-in capital” and “accumulated deficit” as of March 31, 2024, and the misstatements of “gain on change in fair value of warrant liability”, “loss on warrants”, and “net income” for the three months ended March 31, 2024. Adjustments have been made to the statements of operations as well as the balance sheet, statement of changes in stockholders’ equity and statement of cash flows. The amount recorded reflects warrants as liability instruments measured at fair value and resulted in increase in other income, increase in warrant liability, and a reduction to additional paid-in capital.

Therefore, on February 10, 2025, the audit committee of the board of directors of the Company, after discussion with the Company’s management, concluded that (i) the Company’s unaudited condensed consolidated interim financial statements as of and for the three months ended March 31, 2024 included in the Quarterly Report on Form 10-Q as filed with the SEC on October 3, 2024 (the “Q1 10-Q”), and (ii) the Company’s unaudited condensed consolidated interim financial statements as of and for the three and six months ended June 30, 2024 included in the Quarterly Report on Form 10-Q as filed with the SEC on October 31, 2024 (the “Q2 10-Q”, and together with the Q1 10-Q, the “10-Qs”), should no longer be relied upon due to the misstatements described above.

As such, the Company is filing this Amendment No. 1 to the Q1 10-Q to restate its unaudited condensed consolidated interim financial statements as of and for the three months ended March 31, 2024.

After re-evaluation, the Company’s management has concluded that the errors arose due to its previously reported material weaknesses in the Company’s internal control over financial reporting relating to ineffective controls over period end financial disclosure and reporting processes, including ineffective monitoring activities to assess the operation of internal control over financial reporting and lack of sufficient controls designed and implemented for financial information processing and reporting and lacked resources with requisite skills for the financial reporting under U.S. GAAP. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of Part I to this Quarterly Report on Form 10-Q/A.

The only changes to the Q1 10-Q are those related to the matters described above. Except as described above, this Amendment does not amend, update or change any other item or disclosure in the Q1 10-Q and does not purport to reflect any information or event subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Q1 10-Q was filed, and we have not undertaken to amend, update or change any information contained in the Q1 10-Q to give effect to any subsequent event, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Q1 10-Q.

2

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

PHOENIX MOTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$2,796	$31
Restricted cash	—	3,252
Accounts receivable, net	4,974	451
Inventories	56,216	1,796
Prepaid expenses and other current assets, net	633	356
Amount due from a related party	84	130
Assets held-for-sale	6,370	—
Total current assets	71,073	6,016
Property and equipment, net	5,054	1,119
Operating lease right-of-use assets	2,431	—
Net investment in leases	176	230
Goodwill	—	4,271
Total assets	$78,734	$11,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,629	$3,529
Accrued liabilities	1,781	926
Advance from customers, current	733	167
Deferred income	357	362
Warranty reserve, current	4,222	289
Lease liabilities, current	2,296	1,303
Amounts due to a related party	178	863
Short-term borrowing	4,262	961
Warrant liability	7,098	—
Derivative liability	1,070	1,156
Convertible note, current	2,910	1,320
Income tax payable	4,943	—
Long-term borrowing, current	6	5
Total current liabilities	32,485	10,881
Lease liabilities, noncurrent	3,883	2,696
Warranty reserve, noncurrent	10,796	—
Advance from customers, noncurrent	2,066	2,214
Convertible notes, noncurrent	—	540
Long-term borrowings	143	144
Deferred tax liabilities	12,787	—
Total liabilities	$62,160	16,475

Commitments and contingencies (Note 16)

Equity:
Common stock, par $0.0004, 450,000,000 shares authorized, 34,452,220 and 21,900,918 shares issued and outstanding as of March 31, 2024, and December 31, 2023, respectively	14	9
Additional paid-in capital	48,993	44,359
Accumulated deficit	(32,433)	(49,207)
Total stockholders’ equity/(deficit)	16,574	(4,839)
Total liabilities and stockholders’ equity	$78,734	$11,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Three Months Ended
	March 31, 2024	March 31, 2023
	(As Restated)
Revenues	$9,420	$1,781
Cost of revenues	6,915	1,608
Gross profit	2,505	173
Operating expenses:
Selling, general and administrative	8,649	3,871
Reversal of credit loss	—	(25)
Impairment of goodwill	4,271	—
Operating loss	(10,415)	(3,673)

Other income (expense):
Interest expense, net	(2,695)	1
Gain on sales-type leases	—	99
Change in fair value of derivative liability	(58)	—
Loss on warrants issued during private placements	(7,432)	—
Gain on change in fair value of warrant liability	9,407	—
Employee retention credit	—	697
Others	2	98
Bargain purchase gain	32,908	—
Total other income, net	32,132	895
Income (loss) before income taxes	21,717	(2,778)
Income tax expense	(4,943)	—
Net income (loss)	$16,774	$(2,778)

Net income (loss) per share of common stock:
Basic	$0.55	$(0.13)
Diluted	$0.49	$(0.13)
Weighted average shares outstanding
Basic	30,456,235	20,823,622
Diluted	34,247,958	20,823,622

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares*	Amount	Capital	Deficit	Equity

Balance as of January 1, 2023	20,277,046	$8	$40,836	$(28,562)	$12,282
Net loss	—	—	—	(2,778)	(2,778)
Stock-based compensation	—	—	109	—	109
Issuance of common stock per standby equity purchase agreements	904,878	—	1,154	—	1,154
Balance as of March 31, 2023	21,181,924	8	42,099	(31,340)	10,767

	(As Restated)
Balance as of January 1, 2024	21,900,918	$9	$44,359	$(49,207)	$(4,839)
Net income	—	—	—	16,774	16,774
Stock-based compensation	—	—	50	—	50
Reclass of derivative liability upon conversion of related convertible notes	—	—	144	—	144
Issuance of common stock for convertible note conversion	715,279	—	451	—	451
Issuance of common stock for settlement with vendors	1,365,261	1	1,692	—	1,693
Issuance of restricted shares to Wisdom Financial to repay loan interest (Note 10)	180,202	—	270	—	270
Issuance of common stock for private placements	10,290,560	4	2,027	—	2,031
Balance as of March 31, 2024	34,452,220	14	48,993	(32,433)	16,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Month ended March 31,
	2024	2023
	(As Restated)
Cash flows from operating activities:
Net income (loss)	16,774	(2,778)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	416	355
Gain on sales-type leases	—	(99)
Reversal of credit loss	—	(25)
Write down of inventories	—	80
Amortization of convertible notes	1,490	—
Loss on Change in fair value of derivative liability	58	—
Share-based compensation	50	109
Impairment loss on goodwill	4,271	—
Warranty reserve	(235)	(3)
Amortization of right-of-use assets	231	280
Loss on warrants issued during private placements	7,432	—
Gain on change in fair value of warrant liability	(9,407)	—
Bargain purchase gain	(32,908)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,523)	10
Inventories	5,631	795
Prepaid expenses and other assets	(277)	222
Accounts payable	793	116
Accrued liabilities	1,144	(93)
Deferred revenue	(5)	(10)
Advance from customers	418	222
Lease liabilities	(482)	(267)
Net investment in leases	54	—
Amount due to related party	184	—
Amount due from related party	46	—
Income tax payable	4,943	—
Net cash used in operating activities	(3,902)	(1,086)

Cash flows from investing activities:
Purchase of property and equipment	(113)	(71)
Acquisition of Proterra	(10,000)	—
Net cash used in investing activities	(10,113)	(71)

Cash flows from financing activities:
Repayment of borrowings	(970)	(3)
Proceeds from borrowings	4,263	—
Repayment of related party borrowings	(1,904)	—
Proceeds from related party borrowings	1,035	—
Proceeds received from private placements	11,104	1,154
Net cash generated from financing activities	13,528	1,151

Decrease in cash, cash equivalents and restricted cash	(487)	(6)
Cash, cash equivalents and restricted cash at beginning of the period	3,283	389
Cash, cash equivalents and restricted cash at end of the period	2,796	383

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	2,796	133
Restricted cash	—	250
Total cash, cash equivalents, and restricted cash	2,796	383

Supplemental cash flow information:
Income tax paid	—	—
Non-cash activities:
Issuance of common stock for settlement with vendors	1,693	—
Issuance of common stock for convertible note conversion	451	—
Reclass of derivative liability upon conversion of related convertible debentures	144	—
Issuance of restricted shares to Wisdom Financial to repay the consulting fee	270	—
Inventories transferred to property and equipment	—	163

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US$ thousands except for shares and share prices)

(As Restated)

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

(b) Restatement to Previously Reported Financial Statements

On February 10, 2025, the audit committee of the board of directors of the Company, after discussion with the Company’s management, concluded that the Company’s unaudited condensed consolidated interim financial statements as of and for the three months ended March 31, 2024 included in the Quarterly Report on Form 10-Q as filed with the SEC on October 3, 2024 should no longer be relied upon due to the misstatements described below.

During the preparation of the Company’s consolidated interim financial statements for the quarter ended September 30, 2024, management identified the following misstatements to the Company’s financial statements as of and for the three months ended March 31, 2024:

For the three months ended March 31, 2024, warrants issued with common stocks during private placements were incorrectly classified as equity instruments, while the warrants should be classified as liability instruments measured at fair value, with changes in fair value reported each period in earnings. Such error has resulted in the misstatements of “warrant liability”, “additional paid-in capital” and “accumulated deficit” as of March 31, 2024, and the misstatements of “gain on change in fair value of warrant liability”, “loss on warrants”, and “net income” for the three months ended March 31, 2024. Adjustments have been made to the statements of operations as well as the balance sheet, statement of changes in stockholders’ equity and statement of cash flows. The amount recorded reflects warrants as liability instruments measured at fair value and resulted in increase in other income, increase in warrant liability, and a reduction to additional paid-in capital.

This Note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments included in Amendment No. 1 to the Original Form 10-Q. The effects of the misstatements have been corrected in all impacted tables and footnotes throughout these unaudited condensed consolidated interim financial statements.

Impact to the unaudited condensed consolidated balance sheet as of March 31, 2024

	As reported	Adjustments	As restated
Warrant liability	$-	$7,098	$7,098
Total current liabilities	25,387	7,098	32,485
Total liabilities	55,062	7,098	62,160

Additional paid-in capital	58,066	(9,073)	48,993
Accumulated deficit	(34,408)	1,975	(32,433)
Total stockholders’ equity	$23,672	$(7,098)	$16,574

Impact to the unaudited condensed consolidated statement of operations for the three months ended March 31, 2024

	As reported	Adjustments	As restated
Gain on change in fair value of warrant liability	$-	$9,407	$9,407
Loss on warrants issued during private placements	-	(7,432)	(7,432)
Net income	14,799	1,975	16,774

Net income per share of common stock:
Basic	$0.49	$0.06	$0.55
Diluted	$0.44	$0.05	$0.49

Impact to the unaudited condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2024

	As reported	Adjustments	As restated
Net income	$14,799	$1,975	$16,774
Additional paid-in capital	58,066	(9,073)	48,993
Accumulated deficit	(34,408)	1,975	(32,433)
Total stockholders’ equity	$23,672	$(7,098)	$16,574

Impact to the unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2024

	As reported	Adjustments	As restated
Net income	$14,799	1,975	$16,774
Adjustments to reconcile net income to cash used in operating activities:
Gain on change in fair value of warrant liability	-	(9,407)	(9,407)
Loss on warrants issued during private placements	-	7,432	7,432

  (c) Revenue Recognition

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

  (d) Leases

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

  (e) Business Combination

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

  (f) Fair Value Measurement

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

  (g) Product Warranties

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

  (h) Assets Held-for-Sale

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

  (i) Goodwill

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

3. Going concern

The Group has net income of $16,774 during the three months ended March 31, 2024, mainly due to the bargain purchase gain from the acquisition of Proterra transit business unit. Excluding the one-time bargain purchase gain, the Group incurred a net loss during the three months ended March 31, 2024 and has incurred significant recurring losses before 2024. In addition, the cash flow used in operating activities was $3,902 and the Group needs to raise additional funds to sustain its operations. Furthermore, the Group assume the responsibility to provide Proterra transit business unit employees job offers at closing date and keep those employees for at least one year, which costs are estimated to be over $20,000. These factors raise substantial doubt as to the Group’s ability to continue as a going concern.

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

11. Private Placements

On January 4, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, relating to a private placement by the Company pursuant to which the Company issued 600,000 shares of the Company’s common stock at a purchase price of $1.13 per share, and a common stock purchase warrant to purchase up to 600,000 shares of common stock of the Company, exercisable at $1.13 per share. The warrant is immediately exercisable, in whole or in part, for a term of one year following issuance and may be exercised on a cashless basis if a registration statement is not then effective and available for the resale of the warrant shares. The exercise price and number of warrant shares issuable upon exercise of the warrant are subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends, split-ups, recapitalizations, reclassifications or the like. The private placement closed on January 25, 2024 and the Company received gross proceeds from the private placement of $678, before deducting offering expenses payable by the Company. The Group determined that the warrant met the definition of liability instrument and estimated a fair value of the warrants using the Black-Scholes pricing model at the date of issuance at$464. During the three months ended March 31, 2024, the Group noted that it actually issued a total of 1,200,000 shares of common stock of the Company to this investor and the Group is current in negotiation with the investor to cancel the 600,000 shares that were incorrectly issued.

On January 11, 2024, the Company entered into separate Securities Purchase Agreements with four accredited investors, relating to a private placement by the Company of an aggregate of 3,478,260 shares of the Company’s common stock at a purchase price of $1.15 per share, and common stock purchase warrants to purchase up to 13,913,043 shares of common stock of the Company, exercisable at $2.00 per share. The Company received gross proceeds from the private placement of $4,000, before deducting offering expenses payable by the Company. The Group determined that the warrant met the definition of liability instrument and estimated a fair value of the warrants using the Black-Scholes pricing model at the date of issuance at $11,432. The Group recorded a loss on warrants issued of $7,432 on the date of issuance, which is the excess amount of fair value of the warrants issued over the net proceeds received.

On January 29, 2024, the Company entered into a Securities Purchase Agreement with certain accredited investors, to issue and sell in a registered direct offering an aggregate of 4,196,370 shares of the Company’s common stock. The purchase agreement also provides that the Company will issue to the investors warrants to purchase up to 4,196,370 shares of common stock of the Company in a concurrent private placement. The common stock and accompanying warrants were offered at a combined offering price of $1.15 per share. Each warrant is exercisable for one share of common stock. The warrants have an initial exercise price of $2.00 per share and are exercisable at any time on or after the date of issuance and will expire on the fifth anniversary of the date on which the warrants were issued. The offering closed on February 2, 2024 and the proceeds from the offering were $4,826, before offering expenses. The Group determined that the warrants met the definition of liability instrument and estimated a fair value of the warrants using the Black-Scholes pricing model at the date of issuance at $3,519.

On February 7, 2024, the Company entered into another Securities Purchase Agreement with certain accredited investors, to issue and sell in a registered direct offering an aggregate of 1,415,929 shares of the Company’s common stock. The purchase agreement also provides that the Company will issue to the investors warrants to purchase up to 1,415,929 shares of common stock of the Company in a concurrent private placement. The common stock and accompanying warrants were offered at a combined offering price of $1.13 per share. The warrants have an initial exercise price of $2.00 per share, are exercisable at any time on or after the date of issuance and will expire on the fifth anniversary of the date on which the warrants were issued. The offering closed on February 9, 2024, and the proceeds from the offering were $1,600, before offering expenses. The Group determined that the warrant met the definition of liability instrument and estimated a fair value of the warrants using the Black-Scholes pricing model at the date of issuance at $1,090.

The Group recorded a gain on change in fair value of warrant liability of $9,407 and nil during the three months ended March 31, 2024 and 2023, respectively.

12. Equity

Share Issued to Settle Vendor Payable

During the three months ended March 31, 2024, the Group issued 769,099 shares of the Company’s common stock, to a vendor for settlement of payables of $953, and issued 596,162 shares of the Company’s common stock, to another vendor for settlement of payables of $739.

13. Stock-based Compensation

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

14. Related Party Transactions

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

15. Convertible Notes Payable

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

16. Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the three months ended March 31, 2024 and 2023:

	March 31, 2024	March 31, 2023
	(As Restated)
Basic earnings (loss):
Basic earnings	$16,774	$(2,778)
Diluted earnings (loss):
Net income (loss)	$16,774	$(2,778)
Chang in fair value of derivative liability	58	—
Interest expense from Convertible Notes	93	—
Diluted earnings (loss)	$16,925	$(2,778)

Basic weighted average shares	30,456,235	20,823,622
Potentially diluted shares	3,791,723	—
Diluted shares	34,247,958	20,823,622
Earnings per share
Basic	$0.55	$(0.13)
Diluted	$0.49	$(0.13)

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

17. Commitments and Contingencies

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

18. Concentration Risk

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

19. Subsequent Events

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

After filing this report, the Company anticipates regaining compliance with the minimum stockholders’ equity requirement. As detailed in this report, as of March 31, 2024, the Company reported stockholders’ equity of $23,672, which exceeds the minimum stockholders’ equity required for continued listing under Nasdaq Listing Rule 5550(b)(1).

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

(As Restated)

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

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments like, transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding / incentives driving adoption of electric medium duty vehicles include:

●	the California Hybrid and Zero- Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state;

●	the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle; and

●	funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states.

●	Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues	$9,420	$1,781
Cost of revenues	6,915	1,608
Gross profit	2,505	173
Operating expenses:
Selling, general and administrative	8,649	3,871
Reversal of credit loss	—	(25)
Impairment of goodwill	4,271	—
Operating loss	(10,415)	(3,673)

Other income (expense):
Interest expense, net	(2,695)	1
Gain on sales-type leases	—	99
Change in fair value of derivative liability	(58)	—
Loss on warrants issued during private placements	(7,432)	—
Gain on change in fair value of derivative liability	9,407	—
Employee retention credit	—	697
Others	2	98
Bargain purchase gain	32,908	—
Total other income, net	32,132	895
Income (loss) before income taxes	21,717	(2,778)
Income tax expense	(4,943)	—
Net income (loss)	$16,774	$(2,778)

Net income (loss) per share of common stock:
Basic	$0.55	$(0.13)
Diluted	$0.49	$(0.13)
Weighted average shares outstanding
Basic	30,456,235	20,823,622
Diluted	34,247,958	20,823,622

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

Our other income for the three months ended March 31, 2024, was $32.1 million, primarily due to gain on bargain purchase of Proterra transit business unit of $32.9 million and gain on change in fair value of warrant liability of $9.4 million, partially offset by the interest expense of $2.7 million resulted from short-term loan and debt discount amortization of convertible note, and loss on warrants issued during private placement of $7.4 million. No such warrants, loans and convertible notes existed during the three months ended March 31, 2023.

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

Net Income (loss)

As a result of the above factors, the net income for the three months ended March 31, 2024, was $16.8 million.

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

Liquidity and Capital Resources

We had net income of $16.8 million during the three months ended March 31, 2024, mainly due to acquisition of Proterra transit business unit. Excluding the one-time bargain purchase gain from acquisition of Proterra transit business unit, we incurred a net loss during the three months ended March 31, 2024 and has incurred significant recurring losses before 2024. In addition, the cash flow used in operating activities was $3.9 million and we need to raise additional funds to sustain our operations. Furthermore, we assume the responsibility to provide Proterra transit business unit employees job offers at closing date and keep those employees for at least one year, which costs are estimated to be over $20.0 million. These factors raise substantial doubt as to our ability to continue as a going concern.

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

Operating Activities

Net cash used in operating activities was $3.9 million for the three months ended March 31, 2024, primarily as a result of (i) a net income of $16.8 million, adjusted by non-cash items of bargain purchase gain of $32.9 million from acquisition of Proterra, impairment loss of goodwill of $4.3 million, depreciation and amortization of $0.4 million, amortization of debt discount of convertible notes of $1.5 million, loss on warrants issued during private placement of $7.4 million, gain on change in fair value of warrant liability of $9.4 million, and amortization of right of use of assets of $0.2 million, and changes in operating assets and liabilities including (i) increase in accounts receivable of $4.5 million due to uncollected accounts receivable from sales of transit buses, (ii) decrease in inventories of $5.6 million due to certain inventories purchase from Proterra have been sold; (iii) increase in accrued liabilities of $1.1 million due to interest accrued for Nations Bus loans, (iv) increase in accounts payable of $0.8 million mainly due to additional inventories purchased for upcoming manufacturing of transit buses, and (v) increase in income tax payable of $ 4.9 million due to taxable bargain purchase gain from acquisition of Proterra.

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

Date: February 10, 2025

