Form 10-Q/A
period 2024-06-30
PHOENIX MOTOR INC.
filed 2025-02-10
CIK 1879848

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company”, the “Group” or “our company” are to Phoenix Motor Inc., unless the context otherwise indicates.

The Company is filing this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2024, originally filed with the Securities and Exchange Commission (“SEC”) on October 31, 2024 (the “Original Filing”) to restate its unaudited condensed consolidated interim financial statements as of and for the three and six months ended June 30, 2024.

As previously announced in our Current Report on Form 8-K filed with the SEC on February 10, 2025, during the preparation of the Company’s unaudited condensed consolidated interim financial statements for the three and nine months ended September 30, 2024, the Company’s management identified the following misstatements, to the Company’s financial statements:

During the three and six months ended June 30, 2024, warrants issued with common stocks during private placements were incorrectly classified as equity instruments, while the warrants should be classified as liability instruments measured at fair value, with changes in fair value reported each period in earnings. Such error has resulted in the misstatements of “warrant liability”, “additional paid-in capital” and “accumulated deficit” as of June 30, 2024, and the misstatements of “gain on change in fair value of warrant liability”, “loss on warrants”, and “net income” for the three and six months ended June 30, 2024. Adjustments have been made to the statements of operations as well as the balance sheet, statement of changes in stockholders’ equity and statement of cash flows. The amount recorded reflects warrants as liability instruments measured at fair value and resulted in increase in other income, increase in warrant liability, and a reduction to additional paid-in capital.

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

As such, the Company is filing Amendment No. 1 to the Q2 10-Q to restate its unaudited condensed consolidated interim financial statements as of and for the three and six months ended June 30, 2024.

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

The only changes to the Q2 10-Q are those related to the matters described above. Except as described above, this Amendment does not amend, update or change any other item or disclosure in the Q2 10-Q and does not purport to reflect any information or event subsequent to the filing thereof. As such, this Amendment speaks only as of the date the Q2 10-Q was filed, and we have not undertaken to amend, update or change any information contained in the Q2 10-Q to give effect to any subsequent event, other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Q2 10-Q.

2

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

PHOENIX MOTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
	(As Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,401	$31
Restricted cash	-	3,252
Accounts receivable, net	3,656	451
Inventories	47,833	1,796
Prepaid expenses and other current assets, net	797	356
Amount due from a related party	850	130
Assets held-for-sale	5,987	-
Total current assets	60,524	6,016
Property and equipment, net	4,635	1,119
Operating lease right-of-use assets	2,192	-
Net investment in leases	119	230
Goodwill	-	4,271
Total assets	$67,470	$11,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,950	$3,529
Accrued liabilities	1,090	926
Advance from customers, current	2,650	167
Deferred income	352	362
Warranty reserve, current	3,803	289
Lease liabilities, current	2,423	1,303
Amounts due to a related party	-	863
Short-term borrowing	1,317	961
Warrant liability	1,887	-
Derivative liability	294	1,156
Income tax payable	2,309	-
Convertible note, current	2,550	1,320
Long-term borrowing, current	6	5
Total current liabilities	21,631	10,881
Lease liabilities, noncurrent	3,369	2,696
Warranty reserve, noncurrent	10,895	-
Advance from customers, noncurrent	2,040	2,214
Convertible notes, noncurrent	-	540
Long-term borrowings	143	144
Deferred tax liabilities	9,422	-
Total liabilities	$47,500	16,475

Commitments and contingencies (Note 16)

Equity:
Common stock, par $0.0004, 450,000,000 shares authorized, 35,401,357 and 21,900,918 shares issued and outstanding as of June 30, 2024, and December 31, 2023, respectively	14	9
Additional paid-in capital	49,436	44,359
Accumulated deficit	(29,480)	(49,207)
Total stockholders’ equity (deficit)	19,970	(4,839)
Total liabilities and stockholders’ equity	$67,470	$11,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(As Restated)		(As Restated)
Revenues	$12,032	$1,158	$21,452	$2,939
Cost of revenues	10,203	1,219	17,118	2,827
Gross profit (loss)	1,829	(61)	4,334	112
Operating expenses:
Selling, general and administrative	8,929	3,100	17,578	6,946
Impairment of goodwill	-	-	4,271	-
Operating loss	(7,100)	(3,161)	(17,515)	(6,834)

Other income (expense):
Interest expense, net	(642)	(2)	(3,337)	(1)
Gain on sales-type leases	-	-	-	99
Loss on warrants issued during private placement	-	-	(7,432)	-
Gain on change in fair value of warrant liability	5,211	-	14,618	-
Change in fair value of derivative liability	647	-	589	-
(Reversal of) Bargain purchase gain	(836)	-	32,072	-
Others	(2)	8	-	803
Total other income, net	4,378	6	36,510	901
(Loss) income before income taxes	(2,722)	(3,155)	18,995	(5,933)
Income tax benefits (expenses)	5,675	(22)	732	(22)
Net income (loss)	$2,953	$(3,177)	$19,727	$(5,955)

Earnings (loss) per share of common stock:
Basic	$0.08	$(0.15)	$0.60	(0.28)
Diluted	$0.06	$(0.15)	$0.52	(0.28)
Weighted average shares outstanding
Basic	34,821,273	21,261,704	32,638,754	21,038,874
Diluted	39,064,787	21,261,704	36,882,268	21,038,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares*	Amount	Capital	Deficit	Equity

Balance as of January 1, 2023	20,277,046	$8	$40,836	$(28,562)	$12,282
Net loss	—	—	—	(2,778)	(2,778)
Stock-based compensation	—	—	109	—	109
Issuance of common stock per standby equity purchase agreements	904,878	—	1,154	—	1,154
Balance as of March 31, 2023	21,181,924	8	42,099	(31,340)	10,767
Net loss	—	—	—	(3,177)	(3,177)
Stock-based compensation	—	—	37	—	37
Issuance of common stock per standby equity purchase agreements	110,000	—	73	—	73
Balance as of June 30, 2023	21,291,924	8	42,209	(34,517)	7,700

	(As Restated)
Balance as of January 1, 2024	21,900,918	$9	$44,359	$(49,207)	$(4,839)
Net income	—	—	—	16,774	16,774
Stock-based compensation	—	—	50	—	50
Reclass of derivative liability upon conversion of related convertible notes	—	—	144	—	144
Issuance of common stock for convertible note conversion	715,279	—	451	—	451
Issuance of common stock for settlement with vendors	1,365,261	1	1,692	—	1,693
Issuance of restricted shares to Wisdom Financial to repay loan interest (Note 11)	180,202	—	270	—	270
Issuance of common stock for private placements	10,290,560	4	2,027	—	2,031
Balance as of March 31, 2024	34,452,220	14	48,993	(32,433)	16,574
Net income	—	—	—	2,953	2,953
Stock-based compensation	—	—	(67)	—	(67)
Reclass of derivative liability upon conversion of related convertible notes	—	—	129	—	129
Issuance of common stock for convertible note conversion	949,137	—	381	—	381
Balance as of June 30, 2024	35,401,357	$14	$49,436	$(29,480)	$19,970

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Month ended June 30,
	2024	2023
	(As Restated)
Changes in operating assets and liabilities:
Net income (loss)	19,727	(5,955)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	835	843
Gain on sales-type leases	-	(99)
Reversal of credit loss	-	10
Write down of inventories	-	98
Amortization of convertible notes	1,490	-
Gain on change in fair value of derivative liability	(589)	-
Share-based compensation	(17)	146
Impairment loss on goodwill	4,271	-
Warranty reserve	(586)	(23)
Amortization of right-of-use assets	470	491
Loss on warrants issued during private placement	7,432	-
Gain on change in fair value of warrant liability	(14,618)	-
Bargain purchase gain	(32,072)	-
Deferred tax liability reversal	(3,041)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,205)	(271)
Inventories	12,854	2,002
Held-for-sale leased assets	413	-
Prepaid expenses and other assets	(441)	405
Accounts payable	1,115	672
Accrued liabilities	467	(2)
Deferred revenue	(10)	(17)
Advance from customers	2,309	420
Lease liabilities	(869)	(491)
Net investment in leases	111	-
Amount due from related party	46	93
Income tax payable	2,309	-
Net cash used in operating activities	(1,599)	(1,678)

Cash flows from investing activities:
Purchase of property and equipment	(113)	(766)
Loan lent to a related party	(816)	(400)
Proceeds from repayment from a related party	50	400
Acquisition of Proterra	(10,000)	-
Net cash used in investing activities	(10,879)	(766)

Cash flows from financing activities:
Repayment of borrowings	(2,008)	(4)
Proceeds from borrowings	-	1,464
Proceeds from borrowings	2,363	-
Repayment of related party borrowings	(1,904)	-
Proceeds from related party borrowings	1,041	-
Proceeds received from private placements	11,104	-
Proceeds received from standby equity purchase agreement	-	1,227
Net cash generated from financing activities	10,596	2,687

(Decrease) increase in cash, cash equivalents and restricted cash	(1,882)	243
Cash, cash equivalents and restricted cash at beginning of the period	3,283	389
Cash, cash equivalents and restricted cash at end of the period	1,401	632

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	1,401	382
Restricted cash	-	250
Total cash, cash equivalents, and restricted cash	1,401	632

Supplemental cash flow information:
Income tax paid	-	-
Non-cash activities:
Derivative liabilities recorded as debt discount	-	294
Issuance of common stock per convertible note conversion	832	-
Reclass of derivative liability to additional paid-in capital upon conversion of related convertible debentures	273	-
Issuance of restricted shares to Wisdom Financial to repay the consulting fee	270	-
Issuance of common stock for settlement with vendors	1,693	-
Inventories transferred to property and equipment	-	270

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

(b) Restatement to Previously Reported Financial Statements

On February 10, 2025, the audit committee of the board of directors of the Company, after discussion with the Company’s management, concluded that the Company’s unaudited condensed consolidated interim financial statements as of and for the three and six months ended June 30, 2024 included in the Quarterly Report on Form 10-Q as filed with the SEC on October 31, 2024 should no longer be relied upon due to the misstatements described below.

During the preparation of the Company’s consolidated interim financial statements for the quarter ended September 30, 2024, management identified the following misstatements to the Company’s financial statements for as of and for the three and six months ended June 30, 2024:

During the three and six months ended June 30, 2024, warrants issued with common stocks during private placements were incorrectly classified as equity instruments, while the warrants should be classified as liability instruments measured at fair value, with changes in fair value reported each period in earnings. Such error has resulted in the misstatements of “warrant liability”, “additional paid-in capital” and “accumulated deficit” as of June 30, 2024, and the misstatements of “gain on change in fair value of warrant liability”, “loss on warrants”, and “net income” for the three and six months ended June 30, 2024. Adjustments have been made to the statements of operations as well as the balance sheet, statement of changes in stockholders’ equity and statement of cash flows. The amount recorded reflects warrants as liability instruments measured at fair value and resulted in increase in other income, increase in warrant liability, and a reduction to additional paid-in capital.

This Note discloses the nature of the restatement adjustments and discloses the cumulative effects of these adjustments included in Amendment No. 1 to the Original Form 10-Q. The effects of the misstatements have been corrected in all impacted tables and footnotes throughout these unaudited condensed consolidated interim financial statements.

Impact to the unaudited condensed consolidated balance sheet as of June 30, 2024

	As reported	Adjustments	As restated
Warrant liability	$-	$1,887	$1,887
Total current liabilities	19,744	1,887	21,631
Total liabilities	45,613	1,887	47,500

Additional paid-in capital	58,509	(9,073)	49,436
Accumulated deficit	(36,666)	7,186	(29,480)
Total stockholders’ equity	$21,857	$(1,887)	$19,970

Impact to the unaudited condensed consolidated statement of operations for the three months ended June 30, 2024

	As reported	Adjustments	As restated
Gain on change in fair value of warrant liability	$-	$5,211	$5,211
Net (loss) income	(2,258)	5,211	2,953

Net (loss) income per share of common stock:
Basic	$(0.06)	$0.14	$0.08
Diluted	$(0.06)	$0.12	$0.06

Impact to the unaudited condensed consolidated statement of operations for the six months ended June 30, 2024

	As reported	Adjustments	As restated
Gain on change in fair value of warrant liability	$-	$14,618	$14,618
Loss on warrants issued during private placements	-	(7,432)	(7,432)
Net income	12,541	7,186	19,727

Net income per share of common stock:
Basic	$0.38	$0.22	$0.60
Diluted	$0.33	$0.19	$0.52

Impact to the unaudited condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2024

	As reported	Adjustments	As restated
Net income	$12,541	$7,186	$19,727
Additional paid-in capital	58,509	(9,073)	49,436
Accumulated deficit	(36,666)	7,186	(29,480)
Total stockholders’ equity	$21,857	$(1,887)	$19,970

Impact to the unaudited condensed consolidated statement of cash flows for the six months ended June 30, 2024

	As reported	Adjustments	As restated
Net income	$12,541	$7,186	$19,727
Adjustments to reconcile net income to cash used in operating activities:
Gain on change in fair value of warrant liability	-	(14,618)	(14,618)
Loss on warrants issued during private placements	-	7,432	7,432

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

3. Going concern

The Group has net income of $19,727 during the six months ended June 30, 2024, mainly due to the bargain purchase gain from the acquisition of Proterra transit business unit. Excluding the one-time bargain purchase gain, the Group incurred a net loss of $12,345 during the six months ended June 30, 2024 and has incurred significant recurring losses before 2024. In addition, the cash flow used in operating activities was $1,599 and the Group needs to raise additional funds to sustain its operations. Furthermore, the Group assumes the responsibility to provide Proterra transit business unit employees job offers at closing date and keep those employees for at least one year, which costs are estimated to be over $20,000. These factors raise substantial doubt as to the Group’s ability to continue as a going concern.

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

11. Private Placements

On January 4, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, relating to a private placement by the Company pursuant to which the Company issued 600,000 shares of the Company’s common stock at a purchase price of $1.13 per share, and a common stock purchase warrant to purchase up to 600,000 shares of common stock of the Company, exercisable at $1.13 per share. The warrant is immediately exercisable, in whole or in part, for a term of one year following issuance and may be exercised on a cashless basis if a registration statement is not then effective and available for the resale of the warrant shares. The exercise price and number of warrant shares issuable upon exercise of the warrant are subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends, split-ups, recapitalizations, reclassifications or the like. The private placement closed on January 25, 2024 and the Company received gross proceeds from the private placement of $678, before deducting offering expenses payable by the Company. The Group determined that the warrant met the definition of liability instrument and estimated a fair value of the warrants using the Black-Scholes pricing model at the date of issuance at $464. During the six months ended June 30, 2024, the Group noted that it actually issued a total of 1,200,000 shares of common stock of the Company to this investor and the Group is current in negotiation with the investor to cancel the 600,000 shares that were incorrectly issued.

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

During the three and six months ended June 30, 2024, the Group recorded gain on change in fair value of warrant liability of $5,211 and $14,618, respectively. There were no change in fair value of warrant liability during the three and six months ended June 30, 2023.

12. Equity

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

14. Related Party Transactions

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

16. Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(As Restated)		(As Restated)
Basic earnings (loss):
Net (loss) income	$2,953	$(3,177)	$19,727	$(5,955)
Diluted earnings (loss):
Net income (loss)	$2,953	$(3,177)	$19,727	$(5,955)
Chang in fair value of derivative liability	(647)	—	(590)	—
Interest expense from Convertible Notes	112	—	215	—
Adjusted net (loss) income	$2,418	$(3,177)	$19,352	$(5,955)

Weighted average number of shares-basic	34,821,273	21,261,704	32,638,754	21,038,874
Potentially dilutive shares	4,243,514	—	4,243,514	—
Weighted average number of shares-Diluted	39,064,787	21,261,704	36,882,268	21,038,874
Earnings per share
Basic	$0.08	$(0.15)	$0.60	$(0.28)
Diluted	$0.06	$(0.15)	$0.52	$(0.28)

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

19. Subsequent Events

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

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments like, transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding / incentives driving adoption of electric medium duty vehicles include:

●	the California Hybrid and Zero- Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state;

●	the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle; and

●	funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states.

●	Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

(In thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	$12,032	$1,158	$21,452	$2,939
Cost of revenues	10,203	1,219	17,118	2,827
Gross profit (loss)	1,829	(61)	4,334	112
Operating expenses:
Selling, general and administrative	8,929	3,100	17,578	6,946
Impairment of goodwill	-	-	4,271	-
Operating loss	(7,100)	(3,161)	(17,515)	(6,834)

Other income (expense):
Interest expense, net	(642)	(2)	(3,337)	(1)
Gain on sales-type leases	-	-	-	99
Loss on warrants issued during private placement	-	-	(7,432)	-
Gain on change in fair value of warrant liability	5,211	-	14,618	-
Change in fair value of derivative liability	647	-	589	-
(Reversal of) Bargain purchase gain	(836)	-	32,072	-
Others	(2)	8	-	803
Total other income, net	4,378	6	36,510	901
(Loss) income before income taxes	(2,722)	(3,155)	18,995	(5,933)
Income tax benefits (expenses)	5,675	(22)	732	(22)
Net (loss) income	$2,953	$(3,177)	$19,727	$(5,955)

Earnings (loss) per share of common stock:
Basic	$0.08	$(0.15)	$0.60	(0.28)
Diluted	$0.06	$(0.15)	$0.52	(0.28)
Weighted average shares outstanding
Basic	34,821,273	21,261,704	32,638,754	21,038,874
Diluted	39,064,787	21,261,704	36,882,268	21,038,874

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

Our other income for the three months ended June 30, 2024, was $4.4 million, primarily due to gain on change in fair value of derivative liability of $0.6 million and gain on change in fair value of warrant liability of $5.2 million, partially offset by an adjustment on gain on bargain purchase of Proterra transit business unit of $0.8 million and interest expense of $0.6 million, from short-term loan and debt discount amortization of convertible note.

Our other income for the six months ended June 30, 2024, was $36.5 million, primarily due to gain on bargain purchase of Proterra transit business unit of $32.1 million, gain on change in fair value of warrant liability of $14.6 million, and gain of change in fair value of derivative liability of $0.6 million, partially offset by the interest expense of $3.3 million resulted from short-term loan and debt discount amortization of convertible note, and loss on warrants issued during private placement of $7.4 million. Our other income for the six months ended June 30, 2023, was $0.9 million, primarily due to refund of employee retention credit (“ERC”) from the IRS.

On March 29, 2024, the Group noted that an event of default has occurred under the June 2023 Notes and October 2023 Notes, and the default was not fully cured within five (5) business days of such failure. As a result, the interest rate of the June 2023 Notes and October 2023 Notes was automatically increased to 18% per annum, starting from the date of occurrence of the event of default.

Net Income (loss)

As a result of the above factors, the net income for the three months ended June 30, 2024 was $3.0 million, and the net loss for the three months ended June 30, 2023 was $3.2 million.

As a result of the above factors, the net income for the six months ended June 30, 2024 was $19.7 million, and the net loss for the six months ended June 30, 2023 was $6.0 million.

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

Liquidity and Capital Resources

We had net income of $19.7 million during the six months ended June 30, 2024, mainly due to acquisition of Proterra transit business unit. Excluding the one-time bargain purchase gain from acquisition of Proterra transit business unit, we incurred a net loss of $12.3 million during the six months ended June 30, 2024 and has incurred significant recurring losses before 2024. In addition, the cash flow used in operating activities was $1.6 million and we need to raise additional funds to sustain our operations. Furthermore, we assume the responsibility to provide Proterra transit business unit employees job offers at closing date and keep those employees for at least one year, which costs are estimated to be over $20.0 million. These factors raise substantial doubt as to our ability to continue as a going concern.

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

Operating Activities

Net cash used in operating activities was $1.6 million for the six months ended June 30, 2024, primarily as a result of (i) a net income of $19.7 million, adjusted by non-cash items of bargain purchase gain of $32.1 million from acquisition of Proterra, impairment loss of goodwill of $4.3 million, depreciation and amortization of $0.8 million, amortization of debt discount of convertible notes of $1.5 million, deferred tax liability reversal of $3.0 million, loss on change in market value of derivative liability, loss on warrants issued during private placement of $7.4 million, gain on change in market value of warrant liability of $14.6 million, an accrual on warranty reserve of $0.6 million and amortization of right of use of assets of $0.5 million, and changes in operating assets and liabilities including (i) increase in accounts receivable of $3.2 million due to uncollected accounts receivable from sales of transit buses, (ii) decrease in inventories of $12.9 million due to certain inventories purchase from Proterra have been sold; (iii) increase in accrued liabilities of $0.5 million due to interest accrued for Nations Bus loans, (iv) increase in accounts payable of $1.1million mainly due to additional inventories purchased for upcoming manufacturing of transit buses, (v) increase in income tax payable of $ 2.3 million due to taxable bargain purchase gain from acquisition of Proterra, and (vi) increase in advance from customers of $2.3 million due to collection of downpayments from transit bus sales.

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

