Form 10-Q
period 2024-09-30
PHOENIX MOTOR INC.
filed 2025-02-12
CIK 1879848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The registrant had 45,746,466 shares of common stock outstanding as of February 3, 2025.

TABLE OF CONTENTS

		Page
Part I.	Financial Information
	Item 1. Interim Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	F-1
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and 2023	F-2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2024 and 2023	F-3
	Unaudited Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2024 and 2023	F-4
	Notes to Unaudited Condensed Consolidated Financial Statements	F-5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	3
	Item 3. Quantitative and Qualitative Disclosures About Market Risk	12
	Item 4. Controls and Procedures	12
Part II.	Other Information
	Item 1. Legal Proceedings	13
	Item 1A. Risk Factors	13
	Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities	15
	Item 3. Defaults Upon Senior Securities	15
	Item 4. Mine Safety Disclosures	15
	Item 5. Other Information.	15
	Item 6. Exhibits	15
Signatures		16

2

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

PHOENIX MOTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$279	$31
Restricted cash	-	3,252
Accounts receivable, net	5,592	451
Inventories	45,144	1,796
Prepaid expenses and other current assets, net	1,203	356
Amount due from a related party	23	130
Battery lease receivables	5,855	-
Total current assets	58,096	6,016
Property and equipment, net	4,114	1,119
Operating lease right-of-use assets	1,944	-
Net investment in leases	76	230
Goodwill	-	4,271
Total assets	$64,230	$11,636

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,156	$3,529
Accrued liabilities	5,414	926
Advance from customers, current	5,422	167
Deferred revenue	347	362
Warranty reserve, current	3,649	289
Lease liabilities, current	2,675	1,303
Amounts due to a related party	-	863
Short-term borrowing	1,239	961
Warrant liability	2,103	-
Derivative liability	237	1,156
Income tax payable	736	-
Convertible notes, current	1,533	1,320
Long-term borrowing, current	10	5
Total current liabilities	26,521	10,881
Lease liabilities, noncurrent	2,838	2,696
Warranty reserve, noncurrent	10,699	-
Advance from customers, noncurrent	1,885	2,214
Convertible notes, noncurrent	-	540
Long-term borrowings	141	144
Deferred tax liabilities	7,240	-
Total liabilities	$49,324	16,475

Commitments and contingencies (Note 16)

Equity:
Common stock, par $0.0004, 450,000,000 shares authorized, 37,169,420 and 21,900,918 shares issued and outstanding as of September 30, 2024, and December 31, 2023, respectively	15	9
Additional paid-in capital	49,962	44,359
Accumulated deficit	(35,071)	(49,207)
Total stockholders’ equity (deficit)	14,906	(4,839)
Total liabilities and stockholders’ equity	$64,230	$11,636

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues - third parties	$4,772	$177	$26,224	$3,116
Revenues - related parties	-	111	-	111
Total revenues	4,772	288	26,224	3,227
Cost of revenues	3,656	293	20,774	3,120
Gross profit (loss)	1,116	(5)	5,450	107
Operating expenses:
Selling, general and administrative	9,475	2,531	27,053	9,477
Impairment of goodwill	-	-	4,271	-
Operating loss	(8,359)	(2,536)	(25,874)	(9,370)

Other income (expense):
Interest expense, net	(784)	(117)	(4,121)	(118)
Gain on sales-type leases	-	-	-	99
Loss on warrants issued for private placements	-	-	(7,432)	-
(Loss) gain on change in fair value of warrant liability	(216)	-	14,402	-
Change in fair value of derivative liability	13	-	602	(25)
Bargain purchase gain	-	-	32,072	-
Others	-	(58)	-	770
Total other (expenses) income, net	(987)	(175)	35,523	726
(Loss) income before income taxes	(9,346)	(2,711)	9,649	(8,644)
Income tax benefits (expenses)	3,755	-	4,487	(22)
Net (loss) income	$(5,591)	$(2,711)	$14,136	$(8,666)

(Loss) earnings per share of common stock:
Basic	$(0.15)	$(0.13)	$0.42	(0.41)
Diluted	$(0.15)	$(0.13)	$0.37	(0.41)
Weighted average shares outstanding
Basic	36,427,507	21,291,924	33,910,890	21,124,151
Diluted	36,427,507	21,291,924	37,351,926	21,124,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except for share and per share data)

					Total
	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares*	Amount	Capital	Deficit	(Deficit)
Balance as of January 1, 2023	20,277,046	$8	$40,836	$(28,562)	$12,282
Net loss	—	—	—	(2,778)	(2,778)
Stock-based compensation	—	—	109	—	109
Issuance of common stock per standby equity purchase agreements	904,878	—	1,154	—	1,154
Balance as of March 31, 2023	21,181,924	8	42,099	(31,340)	10,767
Net loss	—	—	—	(3,177)	(3,177)
Stock-based compensation	—	—	37	—	37
Issuance of common stock per standby equity purchase agreements	110,000	—	73	—	73
Balance as of June 30, 2023	21,291,924	8	42,209	(34,517)	7,700
Net loss	—	—	—	(2,711)	(2,711)
Stock-based compensation	—	—	56	—	56
Balance as of September 30, 2023	21,291,924	$8	$42,265	$(37,228)	$5,045

Balance as of January 1, 2024	21,900,918	$9	$44,359	$(49,207)	$(4,839)
Net income	—	—	—	16,774	16,774
Stock-based compensation	—	—	50	—	50
Reclass of derivative liability upon conversion of related convertible notes	—	—	144	—	144
Issuance of common stock for convertible note conversion	715,279	—	451	—	451
Issuance of common stock for settlement with vendors	1,365,261	1	1,692	—	1,693
Issuance of restricted shares to Wisdom Financial to repay loan interest (Note 11)	180,202	—	270	—	270
Issuance of common stock for private placements	10,290,560	4	2,027	—	2,031
Balance as of March 31, 2024	34,452,220	14	48,993	(32,433)	16,574
Net loss	—	—	—	2,953	2,953
Stock-based compensation	—	—	(67)	—	(67)
Reclass of derivative liability upon conversion of related convertible notes	—	—	129	—	129
Issuance of common stock for convertible note conversion	949,137	—	381	—	381
Balance as of June 30, 2024	35,401,357	14	49,436	(29,480)	19,970
Net loss	—	—	—	(5,591)	(5,591)
Stock-based compensation	—	—	22	—	22
Reclass of derivative liability upon conversion of related convertible notes	—	—	44	—	44
Issuance of common stock for convertible note conversion	1,768,063	1	460	—	461
Balance as of September 30, 2024	37,169,420	$15	$49,962	$(35,071)	$14,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months ended September 30,
	2024	2023
Changes in operating assets and liabilities:
Net income (loss)	14,136	(8,666)
Adjustments to reconcile net income (loss) to cash used in operating activities:
Depreciation and amortization	1,356	897
Gain on sales-type leases	-	(99)
Provision for doubtful accounts	292	10
Loss on disposal of fixed assets	-	59
Write down of inventories	-	124
Amortization of convertible notes	1,490	251
Gain (loss) on change in fair value of derivative liability	(602)	25
Loss on warrants issued during private placements	7,432	-
Gain on change in fair value of warrant liability	(14,402)	-
Share-based compensation	5	202
Impairment loss on goodwill	4,271	-
Warranty reserve	(935)	(30)
Amortization of right-of-use assets	718	565
Bargain purchase gain	(32,072)	-
Deferred tax liability reversal	(5,223)	-
Changes in operating assets and liabilities:
Accounts receivable	(5,433)	442
Inventories	15,543	1,901
Battery lease receivables	545	-
Prepaid expenses and other assets	(847)	989
Accounts payable	1,320	604
Accrued liabilities	4,832	20
Deferred revenue	(15)	(23)
Advance from customers	4,926	886
Lease liabilities	(1,148)	(735)
Net investment in leases	154	-
Amount due from related party	107	36
Income tax payable	736	-
Net cash used in operating activities	(2,814)	(2,542)

Cash flows from investing activities:
Purchase of property and equipment	(113)	(162)
Loan lent to a related party	(2,566)	(400)
Proceeds from repayment from a related party	2,566	400
Acquisition of Proterra	(10,000)	-
Net cash used in investing activities	(10,113)	(162)

Cash flows from financing activities:
Repayment of borrowings	(4,703)	-
Proceeds from convertible notes	-	1,464
Proceeds from borrowings	4,982	-
Repayment of related party borrowings	(1,914)	(481)
Proceeds from related party borrowings	1,051	541
Proceeds received from private placements	11,104	-
Repayment of convertible notes	(597)	-
Proceeds received from standby equity purchase agreement	-	1,227
Net cash generated from financing activities	9,923	2,751

(Decrease) increase in cash, cash equivalents and restricted cash	(3,004)	47
Cash, cash equivalents and restricted cash at beginning of the period	3,283	389
Cash, cash equivalents and restricted cash at end of the period	279	436

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	279	186
Restricted cash	-	250
Total cash, cash equivalents, and restricted cash	279	436

Supplemental cash flow information:
Income tax paid	-	-
Non-cash activities:
Derivative liabilities recorded as debt discount	-	294
Issuance of common stock for convertible note conversion	1,293	-
Reclass of derivative liability to additional paid-in capital upon conversion of related convertible notes	317	-
Issuance of common stock to Wisdom Financial to repay the consulting fee	270	-
Issuance of common stock for settlement with vendors	1,693	-
Inventories transferred to property and equipment	-	497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US$ thousands except for shares and share prices)

1. Description of Business and Organization

Phoenix Motor Inc. (“Phoenix Motor” or the “Company”) and its subsidiaries (collectively, the “Group”) are engaged in design, assembly, and integration of electric drive systems for medium duty electric vehicles (“EVs”) and electric transit buses.

Phoenix Cars, LLC (“PCL”), a subsidiary of Phoenix Motor, designs and manufactures zero- emission electric drivetrain systems for integration in medium to heavy-duty commercial fleet vehicles in United States. PCL also sells a range of material handling products including all-electric lithium-ion forklifts and pallet jacks. Phoenix Motorcars Leasing, LLC (“PML”), a subsidiary of Phoenix Motor, serves as a sales and leasing dealership for PCL in the United States.

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

On September 26, 2023, the Group’s parent company, SPI’s wholly - owned subsidiary, EdisonFuture, Inc., sold shares of the Company’s common stock owned by it, representing 56.36% of the outstanding shares of the Company, to Palo Alto Clean Tech Holding Limited (“Palo Alto”), an entity owned and controlled by Mr. Xiaofeng Peng, the Company’s Chairman of the Board of Directors and CEO. After this transaction, SPI was no longer the Group’s ultimate parent company but still considered as a related party of the Group as SPI owns over 20% of the Company’s outstanding shares through EdisonFuture, Inc, and it is an affiliated company controlled by Mr. Xiaofeng Peng.

In November 2023, the Group participated in two of court auctions and emerged as the highest bidder for two asset packages, one for Proterra transit business unit and one for the Proterra battery lease contracts, with total consideration of $10,000 in cash. As part of the acquisition, the Group assumed estimated warranty liability of $14,994. On January 11, 2024, the Group completed the acquisition of the Proterra transit business unit and on February 7, 2024, the Group completed the acquisition of Proterra battery lease contracts. After the acquisition, the Group engages in the business that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets and the Group was assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. In March 2024, the Group declared its plan to sell all the Battery Lease Agreements acquired from Proterra acquisition. On June 24, 2024, the Group entered into an asset purchase agreement with Zenobe. In the agreement, the Group sells the battery lease receivables to Zenobe in two batches while retains the warranty liability associated with leased batteries. The aggregate purchase price for Batch 1 transferred assets is made of: (i) $3,575, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 1 closing date, plus (iii) the assumption of the Assumed Liabilities incurred after the applicable Closing Date related to the Batch 1 Transferred Assets. The aggregate purchase price for Batch 2 transferred assets is made of: (i) $2,175, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 2 closing date, plus (iii) assumption of the Assumed Liabilities incurred after the applicable Closing Date related to the Batch 2 Transferred Assets. During the nine months ended September 30, 2024, the Group collected a total of $545 lease receivable from the leasing customers and received a total of $3,600 partial proceeds from Zenobe.

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

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the quarterly periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Group’s consolidated financial statements for the year ended December 31, 2023. The results of operations for the nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results for the full years or any future periods.

(b) Revenue Recognition

The Group’s accounting practices under Accounting Standards Codification (“ASC”) No. 606, “Revenue from Contracts with Customers” (“ASC 606” or “Topic 606”) are as followings:

Sales of EVs and kits

The Group generates revenue from sales of EVs and kits, which are electric drive system kits that are integrated into shuttle buses sold to the customers. EV buyers in California are entitled to government grants when they purchase EVs that qualify for certain government grant project. The Group applies for and collects such government grants on behalf of the customers. Accordingly, customers only pay the amount after deducting government grants.

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

Sales of Transit Buses

The Group recognizes revenue on sales of transit buses at a point in time following the transfer of control of such products to the customer, which typically occurs upon the delivery to the customer when the Company can objectively demonstrate that the criteria specified in the contractual acceptance provisions are achieved prior to delivery. In cases where the Company cannot objectively demonstrate that the criteria specified in the contractual acceptance provisions have been achieved prior to delivery, revenue is recognized upon acceptance by the customer. The Group determined that the government grants should be considered as part of the transaction price because it is granted to the transit buses buyer and the buyer remains liable for such amount in the event the grants were not received by the Group or returned due to the buyer violates the government grant terms and conditions.

Lease of EVs

EV leasing revenue includes revenue recognized under lease accounting guidance for direct leasing programs. The Group accounts for most of the leasing transactions as operating leases under ASC 842 Leases, and revenues are recognized on a straight-line basis over the contractual term.

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

Disaggregation of revenues

The Group disaggregates its revenue by four primary categories: sales of transit buses, sales of EVs, lease of EVs, sales of forklifts and others.

The following is a summary of the Group’s disaggregated revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Sales of transit buses	$3,690	$—	$22,806	$—
Sales of EVs	324	—	806	1,868
Lease of EVs	183	70	229	285
Sales of Forklifts	6	103	45	373
Others	569	115	2,338	701
	$4,772	$288	$26,224	$3,227

The following is a summary of the Group’s disaggregated revenues by timing of revenue recognition:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Point in time	$4,439	$112	$25,333	$2,572
Over time	333	176	891	655
	$4,772	$288	$26,224	$3,227

A contract liability is the Group’s obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer. The Group records contract liabilities as advance from customers and deferred revenue. As of September 30, 2024 and December 31, 2023, the balances of contract liabilities were $7,654 and $2,743, respectively. During the nine months ended September 30, 2024, the Group recognized $336 as revenue that was included in the balance of advance from customers at January 1, 2024.

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

The net investment in leases was $363 as of September 30, 2024, in which current portion of $287 was included in prepaid expenses and other current assets, net on the balance sheet. During the three months ended September 30, 2024 and 2023, there was no gain or loss on sales-type leases. During the nine months ended September 30, 2024 and 2023, gain on sales-type leases was $nil and $99, respectively.

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

The carrying values of the Group’s financial instruments, primarily including cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payables, short-term borrowings, accrued liabilities and advance from customers, approximate their fair values due to the short-term nature of these instruments.

(f) Product Warranties

Products Warranties on EVs and Kits

The Group provides warranties on all vehicles or components sold in addition to pass through warranties from third party component suppliers. The Group accrues a warranty reserve for the products sold by the Group, which includes the Group’s best estimate of the projected costs to repair or replace items under warranties. These estimates are based on actual claims incurred to date and an estimate of the nature, frequency and costs of future claims. These estimates are inherently uncertain given the Group’s relatively short history of sales, and changes to the Group’s historical or projected warranty experience may cause material changes to the warranty reserve in the future. The Group considers the warranty provided is not an incremental service to customers rather an assurance to the quality of the vehicle, and therefore is not a separate performance obligation and should be accounted for in accordance with ASC 460, Guarantees.

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

Warranty expense is recorded as a component of cost of sales in the condensed consolidated statements of operations. The balance of warranty reserves was $14,348 and $289 as of September 30, 2024 and December 31, 2023, respectively.

(g) Goodwill

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

During the nine months ended September 30, 2024, the Group identified impairment indicator resulted from the Company’s continuous decreasing stock price since January 2024 and performed interim goodwill impairment testing. The Group recorded an impairment on goodwill of $4,271 based on the difference between fair value and the carrying amount of the reporting unit.

3. Going concern

The Group has net income of $14,136 during the nine months ended September 30, 2024, mainly due to the bargain purchase gain from the acquisition of Proterra transit business unit. Excluding the one-time bargain purchase gain, the Group incurred a net loss of $17,936 during the nine months ended September 30, 2024 and has incurred significant recurring losses before 2024. The cash flow used in operating activities was $2,814 and the Group needs to raise additional funds to sustain its operations. In addition, the Group assumes the responsibility to provide Proterra transit business unit employees job offers at closing date and keep those employees for at least one year, which costs are estimated to be over $6,000. Furthermore, the Group is in default on a number of obligations, which could result in the Group being forced to cease operations if the Group is unable to reach satisfactory settlement with the counterparties. These factors raise substantial doubt as to the Group’s ability to continue as a going concern.

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

4. Business Combination

In November 2023, the Group participated in two auctions conducted by the United States Bankruptcy Court and emerged as the highest bidder for two asset packages, one for Proterra transit business unit and one for the Proterra battery lease contracts, with total consideration of $10,000 in cash. The transaction costs were $553 and the Group assumed estimated warranty liability of $14,994. In addition, the Group also assumed the responsibility to provide Proterra transit business unit employees job offers at closing date and keep those employees for at least one year. The cash consideration has been fully paid as of September 30, 2024.

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

During the nine months ended September 30, 2024 measurement period since the acquisition date, the Group adjusted the fair value of the inventories acquired for an amount of $1,161, with the offset recorded as a $836 decrease to bargain purchase gain and $325 decrease to deferred tax liabilities. These adjustments were made as the Group obtained new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

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

Due to the fact that the acquisition occurred in the current interim period, the Group’s fair value estimates for the purchase price allocation are preliminary and may change during the allowable measurement period, which is up to the point the Group obtains and analyzes the information that existed as of the date of the acquisition necessary to determine the fair values of the assets acquired and liabilities assumed, but in no case to exceed more than one year from the date of acquisition. As of the issuance of this interim financial statements, the Group had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property and equipment, inventories, tax uncertainties and liabilities assumed. Any changes in the fair values of the assets acquired and liabilities assumed during the measurement period may result in material adjustments to gain on bargain purchase.

The pro forma information that presents the Group’s pro forma results of operations assuming the acquisition of Proterra transit buses and battery lease receivables took place on January 1, 2023 is not available due to the following reasons: (i) Proterra had three business groups and the three Proterra business groups were integrated and worked together to fulfill customers’ orders, and Proterra does not have standalone data for any of its three business groups, including employee data; and (ii) Proterra did not grant access to the Group of Proterra’s prior years’ consolidated financial data due to the integrated nature of this data. Furthermore, due to significant personnel turnover in the accounting and finance departments of Proterra, the Group lacks the historical knowledge and data to recreate the standalone financial statements for each business group for prior periods.

The following information presents the revenue and earnings from Proterra transit bus business and Proterra battery lease receivables included in the Group’s condensed consolidated financial statements for the three and nine months ended September 30, 2024:

	Nine Months ended	Three Months ended
	September 30, 2024	September 30, 2024

Revenues	$25,025	$4,363
Net income (loss)	$22,717	$(3,226)

5. Battery lease receivables

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

During the nine months ended September 30, 2024, the Group collected a total of $545 lease receivables from leasing customers and received a total of $3,600 partial proceeds from Zenobe.

As of September 30, 2024, the balance of battery lease receivables was recorded at $5,855, which represents the best estimate of the current fair value, and the Group recorded the $3,600 proceeds received from Zenobe for the transfer in accrued liabilities.

6. Accounts Receivable, Net

The accounts receivable, net as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023

Accounts receivable, customers	$5,309	171
Accounts receivable, governmental incentive	600	305

Less: Allowance for doubtful accounts	(317)	(25)
Accounts receivable, net	$5,592	$451

For the nine months ended September 30, 2024 and 2023, $292 and $10 of credit loss, respectively, was recorded for accounts receivables.

7. Inventories

Inventories as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30,	December 31,
	2024	2023

Raw materials	$36,125	$865
Work in process	6,978	108
Finished goods	2,041	823
Total inventories	$45,144	$1,796

During the nine months ended September 30, 2024, there was no write down to reflect the lower of cost or net realizable value. During the nine months ended September 30, 2023, $124 of inventories were written down to reflect the lower of cost or net realizable value.

8. Prepaid Expenses and Other Current Assets, Net

Prepaid expenses and other current assets, net, as of September 30, 2024 and December 31, 2023 consist of the following:

	September 30,	December 31,
	2024	2023

Prepaid expenses	$100	$100
Sales-type lease receivable	287	249
Vendor deposits	751	131
Others	227	38
Total prepaid and other current assets	1,365	518
Less: Provision for credit loss	(162)	(162)
Total prepaid and other current assets, net	$1,203	$356

9. Net Investment in Leases

The Group entered into a total of ten vehicle lease agreements with certain customers during the year ended December 31, 2023 and the Group delivered vehicles under sales-type leases.

Sales-type lease receivables-short term as of September 30, 2024 and December 31, 2023 was $287 and $249, respectively, and sales-type lease receivables-long term as of September 30, 2024 and December 31, 2023 was $76 and $230, respectively.

Interest income recognized for sales-type leases for the nine months ended September 30, 2024 was $13.

As of September 30,
2024
Lease receivables-long term	76
Lease receivables-short term	287
Total lease receivables	363
Unguaranteed residual assets	—
Net investment in leases	363
Recorded in prepaid expenses and other current assets	287
Recorded in net investment in leases- non-current	76

Annual minimum undiscounted lease payments under the Group’s leases were as follows as of September 30, 2024:

Sales-type
Remaining of 2024	123
Years Ending December 31,
2025	184
2026	54
2027	15
Total lease receipt payments	376
Less: Imputed interest	(13)
Total lease receivables	363
Unguaranteed residual assets	—
Net investment in leases	363

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

As of September 30, 2024, the loan principal balance to Agile was $759. Since August 2024, the weekly payment amount agreed in the payment schedule was $122 per week; however, the Group paid $40 or $30 or $10 per week. After December 3, 2024, the Group made no loan repayment. The Group did not enter into amendments or supplemental contracts to the original contract. Pursuant to the original agreement, if the borrower fails to pay any principal or interest on its due date, or fails to pay any other obligation within three business days after it becomes due and payable, it constitutes a payment default. During the continuance of an Event of Default, obligations shall accrue interest at a fixed annual rate equal to the rate that is otherwise applicable thereto plus 5.00% as the default rate. The lender may declare the entire unpaid principal balance of the loan, together with all accrued interest thereon and any other charges or fees payable thereunder, immediately due and payable by providing written notice to the borrower.

In January 2025, Agile has filed a lawsuit against the Group, alleging no less than $956 of total due from the Group due to the Group’s breach of contract and default of the loan borrowed from Agile. The Group is currently negotiating a settlement with Agile.

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

Financing with Dynasty Capital 26, LLC

On July 25, 2024, the Group entered into a Future Receivables Sale and Purchase Agreement with Dynasty Capital 26, LLC (“Dynasty”). In the agreement, the Group irrevocably assigns, transfers and conveys onto Dynasty all of the Group’s right, title and interest in the specified percentage of the future receipts until the purchased amount shall have been delivered by the Group to Dynasty (“Dynasty Purchased Future Receipts”). This sale of the Dynasty Purchased Future Receipts is made without express or implied warranty to Dynasty of collectability of the Dynasty Purchased Future Receipts and without recourse against the Group and/or guarantor, except as specifically set forth in the agreement. By virtue of the agreement, the Group transfers to Dynasty full and complete ownership of the Dynasty Purchased Future Receipts and the Group retains no legal or equitable interest therein.

The total purchase price is $500, including all initial costs and fees remitted to Dynasty of $50. The net proceeds to the Group is $450. The total amount of receivables sold is $750. On July 31, 2024, an addendum was made between the Group and Dynasty to specify that the payment in the first week would be $22 and weekly payment of $47 for every following week. The Group made the first weekly payment of $22 and two weekly payments of $47 in August 2024. On August 29, 2024, a settlement agreement was made between the Group and Dynasty to reduce the Group’s obligation for payment to $600, with the first payment of $100 in August and twenty (20) consecutive weekly installments of $25.

As of September 30, 2024, the loan principal balance to Dynasty was $274. On December 4, 2024, another settlement agreement was made between the Group and Dynasty to reduce the Group’s obligation for payment to $350, with the first two payments of $22 and $28, respectively, in December and twelve (12) consecutive weekly installments of $25. The Group has been making continuous payments in December 2024 according to the revised settlement agreement.

Financing with Parkview Advance LLC

On July 31, 2024, the Group entered into a Future Receivables Sale and Purchase Agreement with Parkview Advance LLC (“Parkview”). In the agreement, the Group irrevocably assigns, transfers and conveys onto Parkview all of the Group’s right, title and interest in the specified percentage of the future receipts until the purchased amount shall have been delivered by the Group to Parkview (“Parkview Purchased Future Receipts”). This sale of the Parkview Purchased Future Receipts is made without express or implied warranty to Parkview of collectability of the Parkview Purchased Future Receipts and without recourse against the Group and/or guarantor, except as specifically set forth in the agreement. By virtue of the agreement, the Group transfers to Parkview full and complete ownership of the Parkview Purchased Future Receipts and the Group retains no legal or equitable interest therein.

The total purchase price is $400, including all initial costs and fees remitted to Parkview of $20. The net proceeds to the Group is $380. The total amount of receivables sold is $600. The Group has made six weekly payments of $37 since August 8, 2024. After September 12, 2024 the Group has made various weekly payments from $9 to $19, and after December 19, 2024, no weekly payment was made. As of September 30, 2024, the loan principal balance to Parkview was $206.

The Group did not enter into amendments or supplemental contracts to the original contract. Pursuant to the original agreement, if the borrower fails to pay any principal or interest on its due date, or fails to pay any other obligation within three business days after it becomes due and payable, it constitutes a payment default. During the continuance of an Event of Default, the Group shall agree to pay reasonable damage which is 25% of the undelivered portion of the purchased amount. The entire sum due shall bear simple interest from the default date until it is paid in full, at a rate of 9% per annum, with interest accruing daily. The lender may declare the entire unpaid principal balance of the loan, together with all accrued interest thereon and any other charges or fees payable thereunder, immediately due and payable by providing written notice to the borrower.

As of February 6, 2025, the Group has not received any notices or legal actions initiated by Parkview but Parkview has the legal right to repossess any assets that are used as collateral to secure the loan due to the Group’s default.

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

The Group recorded a loss on change in fair value of warrant liability of $216 and nil during the three months ended September 30, 2024 and 2023, respectively. The Group recorded a gain on change in fair value of warrant liability of $14,402 and nil during the nine months ended September 30, 2024 and 2023, respectively.

12. Equity

Shares Issued to Settle Vendor Payables

During the nine months ended September 30, 2024, the Group issued 769,099 shares of the Company’s common stock, to a vendor for settlement of payables of $954, and issued 596,162 shares of the Company’s common stock, to another vendor for settlement of payables of $739.

13. Stock-based Compensation

On July 1, 2024, options to purchase 2,386,215 shares of the Company were granted to a group of managements and employees with the Company, which are subject to an annual vesting schedule that vests 25% of granted options over the next four years. The exercise price was $0.34 per share. The fair value of the options as of the grant day is $0.30 per share, with a total fair value of the options granted amounted to $716.

During the nine months ended September 30, 2024, the net stock-based compensation was $5 and during the three months ended September 30, 2024, the stock-based compensation expense was $22.

During the nine months ended September 30, 2023, the stock-based compensation was $202 and during the three months ended September 30, 2023, the stock-based compensation expense was $56.

There were no changes to the contractual life of any fully vested options during the nine months ended September 30, 2024 and 2023. As of September 30, 2024, unrecognized share-based compensation expenses related to the share options granted were $848. The expenses are expected to be recognized over a weighted-average period of 3.2 years.

14. Related Party Transactions

At December 31, 2023, the amount of $130 due from related parties is receivable from SolarJuice Co., Ltd., a subsidiary of SPI, for sales of electric forklift during 2023.

At December 31, 2023, the amount of $863 due to related parties is loan principal due to SPI, an affiliate of the Group.

During the nine months ended September 30, 2024, the Group borrowed $1,051 from SPI. The loan is due on demand and bears 12% interest per annum. Including the loan payable due to SPI as of December 31, 2023 of $863, a total of $1,914 loan principal was repaid by the Group and there was no balance due to SPI as of September 30, 2024.

During the nine months ended September 30, 2024, the Group collected $46 from SolarJuice Co., Ltd for sales of electric forklift during 2023, resulting in a decrease in the balance of forklift receivables from $130 to $84. During the nine months ended September 30, 2024, SolarJuice Co., Ltd billed the Group storage fee of $61 which is still outstanding as of September 30, 2024. At September 30,2024, the total amount due from related party is $23, which was the net balance due from SolarJuice Co., Ltd.

In April 2024, SPI borrowed $316 from the Group, and the loan principal was paid in full during the nine months ended September 30, 2024.

On June 22, 2024, the Group entered into a loan agreement with SPI. In the agreement, the Group agreed to lend up to an aggregate amount of $3,000 to SPI at a rate of 12% per annual. SPI must repay each loan along with the unpaid and accrued interest within nine months from the date the loan was received. On June 25, 2024 and July 15, 2024, the Group lent $500 and $1,750, respectively, to SPI under the loan agreement. On August 9, 2024, $2,250 of loan principal was repaid in full by SPI and on September 30, 2024, $22 of interest was paid in full by SPI. On October 1, 2024, both parties agreed to terminate the loan agreement between the Group and SPI.

During the nine months ended September 30, 2024, SPI billed the Group $693 for legal, human resources and IT services provided by SPI employees and all of the amount was paid.

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

In connection with the Amendment, the Company issued a warrant (the “October Warrant”) to the investor to purchase up to 1,500,000 shares of the Company’s common stock, with an exercise price equal to $1.30 per share, subject to full ratchet anti-dilution protection and other adjustments as stated in the warrant, which warrant is exercisable for six years on a cash basis or, if the shares of common stock issuable upon exercise of the Warrant are not registered within 12 months after the closing, on a cashless basis. The Group determined that the October Warrant met the definition of liability instrument and estimated a fair value of the October Warrant using the Black Scholes pricing model at the date of issuance.

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

The Group determined that the conversion feature and alternate conversion feature within the October 2023 Notes met the definition of embedded derivatives and the Group estimated a fair value of the derivative liability using the Binominal Tree Model at the date of issuance. In addition, the Group considered that the October Warrants were issued in a bundled transaction with the October 2023 Notes, and the proceeds received from the transaction should be first allocated to the warrants as debt discounts based on the fair value of the warrants on the issuance date.

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

The Group determined that the Execution Warrant met the definition of liability instrument, and the Group estimated a fair value of Execution Warrant using the Black Scholes pricing model at the date of issuance. The Group considered that the Execution Warrant was issued in a bundled transaction with a future convertible note offering, and the Execution Warrant was considered as issuance costs associated with the future convertible note offering and should be deferred and charged against the gross proceeds of the future offering as debt discount based on the fair value of the warrants. However, this future convertible note offering (Second SPA) is to be closed subject to certain closing conditions. The Group considered that it is less likely that the closing conditions could be achieved in the future and recorded the deferred costs as expenses during the year ended December 31, 2023. On April 5, 2024, the Group entered into a waiver letter by and between the Company and the above investor to which the investor waived its right to require the Company to sell $12,000 principal amount of the Company’s secured senior convertible promissory note as previously agreed under Second SPA.

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

During the nine months ended September 30, 2024, the Group issued a total of 3,432,479 shares of common stock of the Company to the investor to convert a total principal amount of $540 under the June 2023 Notes and $680 under the October 2023 Notes, respectively, and accrued interest of $49 under the June 2023 Notes and $24 under the October 2023 Notes, respectively. The Group also repaid $597 convertible notes in cash during the nine months ended September 30, 2024. As a result of the conversion, the Group reclassified $317 derivative liability into equity upon conversion of the corresponding convertible notes.

The Group recorded interest expenses from debt discount amortization in interest expense, net in the statements of operations of $1,490 and nil for the three and nine months ended September 30, 2024 and 2023, respectively. Among which $1,287 of the debt discount were amortized directly into interest expense due to the occurrence of Event of Default.

The Group recorded accrued interest of convertible notes in interest expense, net in the statements of operations of $215 and nil for the nine months ended September 30, 2024 and 2023, respectively. The fair values of warrants issued with convertible notes at issuance date and the change of fair value of warrant liability after issuance are not material for each period presented.

As of September 30, 2024 and December 31, 2023, the carrying amounts of the Group’s convertible notes are $1,533 and $1,860, net of unamortized debt discount of nil and $1,490, respectively.

As of September 30, 2024, there was no warrant exercised.

16. Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Basic earnings (loss):
Net (loss) income	$(5,591)	$(2,711)	$14,136	$(8,666)
Diluted earnings (loss):
Net income (loss)	$(5,591)	$(2,711)	$14,136	$(8,666)
Interest accrued	—	—	295	—
Chang in fair value of derivative liability	—	—	(602)	—
Adjusted net (loss) income	$5,591	$(2,711)	$13,829	$(8,666)

Weighted average number of shares-basic	36,427,507	21,291,924	33,910,890	21,124,151
Potentially dilutive shares	—	—	3,441,036	—
Weighted average number of shares-Diluted	36,427,507	21,291,924	37,351,926	21,124,151
Earnings per share
Basic	$(0.15)	$(0.13)	$0.42	$(0.41)
Diluted	$(0.15)	$(0.13)	$0.37	$(0.41)

During the three months ended September 30, 2024 and 2023, stock options to purchase 2,087,250 and 2,835,000 shares of common stock and warrants to purchase 22,625,342 and nil shares of common stock, respectively, were not considered in calculating diluted earnings (loss) per share because the options and warrants are considered out-of-money. In addition, during the three months ended September 30, 2024, convertible notes that are convertible to a total of 3,705,000 shares of common stock were excluded when calculating diluted loss per share as the inclusion would have been anti-dilutive.

During the nine months ended September 30, 2024 and 2023, stock options to purchase 2,087,250 and 2,835,000 shares of common stock and warrants to purchase 22,625,342 and nil shares of common stock, respectively, were not considered in calculating diluted earnings (loss) per share because the options and warrants are considered out-of-money.

There were no other potential shares excluded from the computation of diluted net income (loss) per share during the three and nine months ended September 30, 2024 and 2023, respectively.

17. Commitments and Contingencies

Guarantee for SPI

On March 6, 2024, the Group’s related party, SPI entered into a Deed of Settlement with its creditor, Streeterville, to settle the unpaid balances of certain convertible notes via installment payments as agreed in the Deed of Settlement. As of part of this Deed of Settlement, the Company, as the guarantor, covenants to Streeterville to pay and satisfy on demand all liabilities due from SPI to Streeterville with a total amount of $14,980. The Group assessed the accounting treatment of this guarantee under ASC 460 and ASC 450 and considered that the possibility for the Group to incur actual liability under this guarantee is remote so there is no guarantee liabilities accrued as of September 30, 2024. On September 6, 2024, the guarantee was released and canceled without any actual liabilities incurred by the Group.

Commitments — As part of the Proterra acquisition (Note 4), the Group also took the responsibility to provide Proterra transit business unit employees job offers at acquisition closing date and keep those employees for at least one year, with an estimated total employee salary of over $20,000.

Contingency — In the ordinary course of business, the Group may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Group records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. In April 2024, there was a dispute with the landlord of Folsom warehouse which the landlord seeks to recover damages in excess of $250. However, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain. As a result, no reasonable estimate on the loss can be made as of September 30, 2024 and the Group is currently negotiating on settlement with the landlord. In December 2024, there was a breach of contract regarding payment to a formal employee. However, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain.

In the opinion of management, there were no other material pending or threatened claims and litigation as of September 30, 2024 and through the issuance date of these condensed consolidated financial statements.

18. Concentration Risk

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of September 30, 2024 and December 31, 2023, the cash and cash equivalents are deposited within federally insured banks, which are typically below the insured limits. There were three customers representing 19.2%, 12.1% and 10.9% of total accounts receivable as of September 30, 2024, and there were two customers representing 35.5% and 35.0% of total accounts receivable as of December 31, 2023.

Concentration of Customers and Suppliers

For the nine months ended September 30, 2024, there was one customer representing 11.7% of total net revenues.

For the nine months ended September 30, 2023, there were no customers representing 10% or more of total net revenues.

During the nine months ended September 30, 2024, there were no vendors representing 10% or more of total purchases and during the nine months ended September 30, 2023, there was one vendor representing 14.7% of total purchases.

19. Subsequent Events

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

Nasdaq Delinquency Notices

On October 22, 2024, the Company received a letter from the Staff, determining to grant an exception to enable the Company to regain compliance with the Listing Rule based on the condition that on or before October 31, 2024, the Company must file its Form 10-Q for the period ended September 30, 2024, as required by the Listing Rule. On October 31, 2024, the Company filed its Form 10-Q for the period ended June 30, 2024.

On November 20, 2024, the “Company received a delinquency notification letter from Nasdaq due to the Company’s non-compliance with the Listing Rule as a result of the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2024.

The deficiency letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “PEV” at this time.

Under Nasdaq rules, the Company has 60 calendar days, or until January 21, 2025, to submit a plan to regain compliance and if the plan is accepted, Nasdaq may grant an exception of up to 180 calendar days from the Form 10-Q’s due date, or until May 19, 2025, to regain compliance. If the Company’s plan to regain compliance is not accepted, Nasdaq rules would permit the Company to appeal the decision to reject the Company’s proposed compliance plan to a Nasdaq Hearings Panel.

On January 10, 2025, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”), which stated that the Company no longer complies with Nasdaq’s continued listing rules due to the Company not having held an annual meeting of shareholders within twelve months of the end of the Company’s fiscal year end, as required pursuant to Nasdaq Listing Rule 5620(a). In accordance with Nasdaq Listing Rule 5810(c)(2)(G), the Company has 45 calendar days to submit a plan to regain compliance and, if Nasdaq accepts the plan, Nasdaq can grant the Company an exception of up to 180 calendar days from the fiscal year end, or until June 30, 2025, to regain compliance. The Company plans to submit a compliance plan within the specified period.

The letter has no immediate effect on the listing of the Company’s common stock, and its common stock will continue to trade on The Nasdaq Capital Market under the symbol “PEV” at this time.

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

On January 11, 2024, the Group completed the acquisition of the Proterra Transit Business Unit for a purchase price of $3.5 million. The Group also assumed warranty obligations associated with the purchased Proterra Transit Business Unit. After the acquisition, the Group engages in the business that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets. On February 7, 2024, the Group completed the acquisition of the Proterra Battery Lease Agreements for a purchase price of $6.5 million, by which the Group was assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. The Group also assumed warranty obligations associated with the purchased Proterra Battery Lease Agreements. In March 2024, the Group declared its plan to sell all the Battery Lease Agreements acquired from Proterra acquisition. On June 24, 2024, the Group entered into an asset purchase agreement with Zenobe. In the agreement, the Group sells the battery lease receivables to Zenobe in two batches while retains the warranty liability associated with leased batteries. The aggregate purchase price for Batch 1 transferred assets is made of: (i) $3.6 million, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 1 closing date, plus (iii) the assumption of the Assumed Liabilities incurred after the applicable Closing Date related to the Batch 1 Transferred Assets. The aggregate purchase price for Batch 2 transferred assets is made of: (i) $2.2 million, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 2 closing date, plus (iii) assumption of the Assumed Liabilities incurred after the applicable Closing Date related to the Batch 2 Transferred Assets. During the nine months ended September 30, 2024, the Group collected a total of $0.5 million lease receivables from leasing customers and received a total of $3.6 million partial proceeds from Zenobe.

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

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments like, transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding / incentives driving adoption of electric medium duty vehicles include:

●	the California Hybrid and Zero- Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state;

●	the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle; and

●	funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states.

●	Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

(In thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues - third parties	$4,772	$177	$26,224	$3,116
Revenues - related parties	-	111	-	111
Total revenues	4,772	288	26,224	3,227
Cost of revenues	3,656	293	20,774	3,120
Gross profit (loss)	1,116	(5)	5,450	107
Operating expenses:
Selling, general and administrative	9,475	2,531	27,053	9,477
Impairment of goodwill	-	-	4,271	-
Operating loss	(8,359)	(2,536)	(25,874)	(9,370)

Other income (expense):
Interest expense, net	(784)	(117)	(4,121)	(118)
Gain on sales-type leases	-	-	-	99
Loss on warrants issued during private placements	-	-	(7,432)	-
(Loss) gain on change in fair value of warrant liability	(216)	-	14,402	-
Change in fair value of derivative liability	13	-	602	(25)
Bargain purchase gain	-	-	32,072	-
Others	-	(58)	-	770
Total other (expenses) income, net	(987)	(175)	35,523	726
(Loss) income before income taxes	(9,346)	(2,711)	9,649	(8,644)
Income tax benefits (expenses)	3,755	-	4,487	(22)
Net (loss) income	$(5,591)	$(2,711)	$14,136	$(8,666)

(Loss) earnings per share of common stock:
Basic	$(0.15)	$(0.13)	$0.42	(0.41)
Diluted	$(0.15)	$(0.13)	$0.37	(0.41)
Weighted average shares outstanding
Basic	36,427,507	21,291,924	33,910,890	21,124,151
Diluted	36,427,507	21,291,924	37,351,926	21,124,151

Net Revenues

For the three months ended September 30, 2024 and 2023, our revenues were $4.8 million and $0.3 million, respectively. Our total revenue increased by $4.5 million, or 1557%, primarily due to the acquisition of Proterra transit business unit. The transit business unit contributed $4.4 million of revenue to the Group for the three months ended September 30, 2024.

For the nine months ended September 30, 2024 and 2023, our revenues were $26.2 million and $3.2 million, respectively. Our total revenue increased by $23.0 million, or 713%, primarily due to the acquisition of Proterra transit business unit. The transit business unit contributed $25.0 million of revenue to the Group for the nine months ended September 30, 2024. The increase was partially offset by the decline in our sales of EVs. We delivered 9 EVs during the nine months ended September 30, 2023 while we delivered only 3 EVs during the nine months ended September 30, 2024. Such decrease was mainly because we incurred cash shortage issues starting from late 2023 and also due to a shift in our operation focus to more on transit business.

For the three and nine months ended September 30, 2024 and 2023, our revenue breakdown by major categories for relevant periods was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Sales of transit buses	$3,690	$—	$22,806	$—
Sales of EVs	324	—	806	1,868
Lease of EVs	183	70	229	285
Sales of Forklifts	6	103	45	373
Others	569	115	2,338	701
	$4,772	$288	$26,224	$3,227

The following is a summary of the Group’s disaggregated revenues by timing of revenue recognition:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Point in time	$4,439	$112	$25,333	$2,572
Over time	333	176	891	655
	$4,772	$288	$26,224	$3,227

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

For the three months ended September 30, 2024 and 2023, our costs of revenues were $3.7 million and $0.3 million, respectively. The increase in costs of revenues was primarily due to the increase in costs of transit buses due to increase in transit bus sales.

For the nine months ended September 30, 2024 and 2023, our costs of revenues were $20.8 million and $3.1 million, respectively. The increase in costs of revenues was primarily due to the increase in costs of transit buses due to increase in transit bus sales.

Gross Margin

Gross profit is defined as revenues minus cost of revenues. Gross margin, stated as a percentage, is defined as gross profit divided by revenues.

For the three months ended September 30, 2024 and 2023, our combined gross margin was 23.4 % and (1.7)%, respectively. The increase of gross margin was primarily due to higher margins for both EV sales and transit buses sales. The Group received gain on bargain purchase of Proterra transit business unit and was able to quickly sell the inventories acquired from the acquisition with relatively higher margin. The increase in margin for EV sales was mainly because there was only one EV sold during the three months ended September 30, 2024 with a relatively high selling price.

For the nine months ended September 30, 2024 and 2023, our combined gross margin was 20.8 % and 3.3%, respectively. The increase of gross margin was primarily due to higher margins for both EV sales and transit buses sales. The Group received gain on bargain purchase of Proterra transit business unit and was able to quickly sell the inventories acquired from the acquisition with relatively higher margin. The increase in margin for EV sales was mainly because there was only three EV sold during the nine months ended September 30, 2024 with a relatively high selling price.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses as well as impairment on goodwill.

Our selling, general and administrative expenses consist primarily of salaries, research and development, professional service fees, rent expense, and office supplies expenses.

For the three months ended September 30, 2024 and 2023, our selling, general and administrative expenses were $9.5 million and $2.5 million, respectively. The increase in selling, general and administrative expenses was largely due to an increase in salary expenses as a result of acquisition of Proterra transit business unit with increased heads-count.

For the nine months ended September 30, 2024 and 2023, our selling, general and administrative expenses were $27.1 million and $9.5 million, respectively. The increase in selling, general and administrative expenses was largely due to an increase in salary expenses as a result of acquisition of Proterra transit business unit with increased heads-count.

During the nine months ended September 30, 2024, we identified impairment indicator resulted from the Company’s continuous decreasing stock price since January 2024 and performed interim goodwill impairment testing. We recorded an impairment on goodwill of $4.3 million based on the difference between fair value and the carrying amount of the reporting unit.

Other Income (expense), net

Other income (expense), net includes gain on bargain purchase, interest expense, gain on sales-type leases and other income.

Our other expenses for the three months ended September 30, 2024, was $1.0 million, primarily due to loss on change in fair value of warrant liability of $0.2 million and interest expense of $0.8 million, from short-term loan and debt discount amortization of convertible note.

Our other income for the nine months ended September 30, 2024, was $35.5 million, primarily due to gain on bargain purchase of Proterra transit business unit of $32.1 million, gain on change in fair value of warrant liability of $14.4 million, and gain of change in fair value of derivative liability of $0.6 million, partially offset by the interest expense of $4.1 million resulted from short-term loan and debt discount amortization of convertible note, and loss on warrants issued during private placement of $7.4 million. Our other income for the nine months ended September 30, 2023, was $0.7 million, primarily due to refund of employee retention credit (“ERC”) from the IRS.

On March 29, 2024, the Group noted that an event of default has occurred under the June 2023 Notes and October 2023 Notes, and the default was not fully cured within five (5) business days of such failure. As a result, the interest rate of the June 2023 Notes and October 2023 Notes was automatically increased to 18% per annum, starting from the date of occurrence of the event of default.

After December 3, 2024, the Group made no loan repayment for Agile Capital loan. The Group did not enter into amendments or supplemental contracts to the original contract. Pursuant to the original agreement, if the borrower fails to pay any principal or interest on its due date, or fails to pay any other obligation within three business days after it becomes due and payable, it constitutes a payment default. During the continuance of an Event of Default, obligations shall accrue interest at a fixed annual rate equal to the rate that is otherwise applicable thereto plus 5.00% as the default rate. The lender may declare the entire unpaid principal balance of the loan, together with all accrued interest thereon and any other charges or fees payable thereunder, immediately due and payable by providing written notice to the borrower. In January 2025, Agile has filed a lawsuit against the Group, alleging no less than $956 of total due from the Group due to the Group’s breach of contract and default of the loan borrowed from Agile. The Group is currently negotiating a settlement with Agile.

After December 19, 2024, the Group made no loan repayment for Parkview loan. The Group did not enter into amendments or supplemental contracts to the original contract. Pursuant to the original agreement, if the borrower fails to pay any principal or interest on its due date, or fails to pay any other obligation within three business days after it becomes due and payable, it constitutes a payment default. During the continuance of an Event of Default, the Group shall agree to pay reasonable damage which is 25% of the undelivered portion of the purchased amount. The entire sum due shall bear simple interest from the default date until it is paid in full, at a rate of 9% per annum, with interest accruing daily. The lender may declare the entire unpaid principal balance of the loan, together with all accrued interest thereon and any other charges or fees payable thereunder, immediately due and payable by providing written notice to the borrower. As of February 6, 2025, the Group has not received any notices or legal actions initiated by Parkview.

Income tax benefits

Income tax benefits for the three and nine months ended September 30, 2024 was $3.8 and $4.5 million, respectively, primarily due to reversal of deferred tax liabilities generated from the bargain purchase gain from the acquisition of Proterra.

Net Income (loss)

As a result of the above factors, the net loss for the three months ended September 30, 2024 and 2023, was $5.6 million and $2.7 million, respectively.

As a result of the above factors, the net income for the nine months ended September 30, 2024 was $14.1 million, and the net loss for the nine months ended September 30, 2023 was $8.7 million.

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

Warranty expense is recorded as a component of cost of sales in the condensed consolidated statements of operations. The balance of warranty reserves was $14.3 million and $0.3 million as of September 30, 2024 and December 31, 2023, respectively.

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

Liquidity and Capital Resources

We had net income of $14.1 million during the nine months ended September 30, 2024, mainly due to acquisition of Proterra transit business unit. Excluding the one-time bargain purchase gain from acquisition of Proterra transit business unit, we incurred a net loss of $17.9 million during the nine months ended September 30, 2024 and has incurred significant recurring losses before 2024. The cash flow used in operating activities was $2.8 million and we need to raise additional funds to sustain our operations. In addition, we assume the responsibility to provide Proterra transit business unit employees job offers at closing date and keep those employees for at least one year, which costs are estimated to be over $6.0 million. Furthermore, we are in default on a number of obligations, which could result in the Company being forced to cease operations if we are unable to reach satisfactory settlement with the counterparties. These factors raise substantial doubt as to our ability to continue as a going concern.

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

A summary of the cash flow activities is as follows:

	Nine Months Ended	Nine Months Ended
In thousands	September 30, 2024	September 30, 2023
Net cash used in operating activities:	$(2,814)	$(2,542)
Net cash used in investing activities	(10,113)	(162)
Net cash generated from financing activities	9,923	2,751
Net (decrease)/ increase in cash, cash equivalents and restricted cash	(3,004)	47

As of September 30, 2024, we had $0.3 million in cash and cash equivalents. Our primary sources of liquidity were from equity financing (through public or private offerings) as well as various types of debt financings.

Operating Activities

Net cash used in operating activities was $2.8 million for the nine months ended September 30, 2024, primarily as a result of (i) a net income of $14.1 million, adjusted by non-cash items of bargain purchase gain of $32.1 million from acquisition of Proterra, impairment loss of goodwill of $4.3 million, depreciation and amortization of $1.4 million, amortization of debt discount of convertible notes of $1.5 million, loss on warrants issued during private placement of $7.4 million, gain on change in fair value of warrant liability of $14.4 million, deferred tax liability reversal of $5.2 million, gain on change in market value of derivative liability of $0.6 million, an accrual on warranty reserve of $0.9 million and amortization of right of use of assets of $0.7 million, and changes in operating assets and liabilities including (i) increase in accounts receivable of $5.4 million due to uncollected accounts receivable from sales of transit buses, (ii) decrease in inventories of $15.5 million due to certain inventories purchase from Proterra have been sold; (iii) increase in accrued liabilities of $4.8 million due to collection of partial proceeds from Zenobe as well as interest accrued for several short term loans, (iv) increase in accounts payable of $1.3 million mainly due to additional inventories purchased for upcoming manufacturing of transit buses, (v) increase in income tax payable of $ 0.7 million due to taxable bargain purchase gain from acquisition of Proterra, (vi) decrease in battery lease receivables of $0.5 million due to collection of receivables from customers, (vii) increase in prepaid expenses and other assets of $0.8 million, (viii) decrease in lease liabilities of $1.1 million, and (ix) increase in advance from customers of $4.9 million mainly due to collection of downpayments from transit bus sales.

Net cash used in operating activities was $2.5 million for the nine months ended September 30, 2023, primarily as a result of (i) a net loss of $8.7 million, adjusted by non-cash items of depreciation and amortization of $0.9 million and amortization of right of use of assets of $0.6 million, and changes in operating assets and liabilities including (i) payment for lease liabilities of $0.7 million, partially offset by (ii) a decrease in inventories of $1.9 million, (iii) a decrease in prepaid expenses and other assets of $1.0 million, (iv) an increase from advance from customer of $0.9 million, (v) a decrease in account receivable of $0.4 million, (vi) an increase of account payable of $0.6 million.

Investing Activities

Net cash used in investing activities was $10.1 million for the nine months ended September 30, 2024, primarily because of acquisition of Proterra for a total consideration of $10 million.

Net cash used in investing activities was $0.2 million for the nine months ended September 30, 2023, primarily as a result of purchase of property and equipment.

Financing Activities

Net cash generated from financing activities was $9.9 million for the nine months ended September 30, 2024, primarily as a result of (i) net proceeds from private placements of $11.1 million, (ii) proceeds from borrowing of $5.0 million, and (iii) proceeds of borrowings from a related party of $1.1 million. The increase was partially offset by repayment to borrowings of $4.7 million and repayment of borrowings to a related party of $1.9 million.

Net cash generated from financing activities was $2.8 million for the nine months ended September 30, 2023, primarily as a result of net proceeds from tapping the SEPA and convertible notes.

Capital Expenditures

We incurred capital expenditures of $10.1 million and $0.2 million for the nine months ended September 30, 2024, and 2023, respectively. Our capital expenditures have historically been comprised of purchase of Proterra assets, equipment for our offices and production infrastructure. Our capital expenditures may increase in the future as we continue to invest in production and technology infrastructure.

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

As of September 30, 2024, we had no other off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On October 26, 2023, the Company entered into that certain First Amendment (the “Amendment”) to the Original SPA together with the Amendment, the “SPA”), with the same accredited investor. Pursuant to the Amendment, the “Funding Amount” under the Original SPA was increased to an aggregate principal amount equal to no greater than $9.667 million while other terms remain unchanged. On October 26, 2023, the Company agreed to issue and sell, in a private placement, subject to the satisfaction of certain closing conditions, an additional unsecured senior convertible promissory note in the principal amount of $1.75 million (the “October 2023 Notes” and together with the June 2023 Notes, the “Notes”), which resulted in $2,550,000 of the Notes outstanding as of September 30, 2024.

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

Our ability to make payments due to the holders of the Notes using shares of common stock is subject to certain limitations set forth in the Notes, including a limit on the number of shares that may be issued until our receipt of stockholder approval to issue 20% or more of our outstanding shares of common stock to the holders of the Notes. If we are unable to make payments in shares of common stock, we may be forced to make such payments in cash. If we do not have sufficient cash resources to make these payments, we may need to raise additional equity or debt capital, and we cannot provide any assurance that we will be successful in doing so. If are unable to raise sufficient capital to meet our payment obligations, we may need to delay, reduce or eliminate certain of our operations, sell some or all of our assets or merge with another entity.

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

Date: February 11, 2025

