Form 10-K
period 2024-12-31
PHOENIX MOTOR INC.
filed 2025-05-30
CIK 1879848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C., 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-41414

Phoenix Motor Inc.

(Exact name of registrant as specified in its charter)

Delaware	85-4319789
(State of other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

1500 Lakeview Loop, Anaheim, CA	92807
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (909) 987-0815

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0004 per share	PEV	The Nasdaq Stock Market LLC*

*Trading of the registrant’s common stock on Nasdaq was suspended at the opening of business on April 15, 2025. The registrant’s common stock is currently quoted on the OTC Pink Market under the symbol “PEVM”.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

As of June 30, 2024, the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, was $5,191,394.

At May 20, 2025, the registrant had 49,280,432 outstanding shares of common stock, par value $0.0004 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for the fiscal year ended December 31, 2024, and information we provide in our press releases, telephonic reports and other investor communications, including those on our website, contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Securities Act of 1933, as amended (the “Securities Act”), which are subject to risks, uncertainties, and assumptions that are difficult to predict. All statements in this annual report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

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

Forward-looking statements can be identified by the use of words such as “expect,” “plan,” “will,” “may,” “anticipate,” “believe,” “estimate,” “should,” “intend,” “forecast,” “project” and the negative or plural of these words, and other comparable terminology. Our forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this annual report on Form 10-K are based upon information available to us as of the filing date of this annual report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to update any of these forward-looking statements for any reason.

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

ii

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

iii

CONVENTIONS THAT APPLY TO THIS ANNUAL REPORT

Unless otherwise indicated and except where the context otherwise requires, references in this annual report on Form 10-K to:

●	“we,” “us,” “our Company,” “our”, “Phoenix”, or “Phoenix Motor” refer to Phoenix Motor Inc., a Delaware corporation and its subsidiaries or any of them, or where the context so requires, in respect of the period before our Company became the holding company of its present subsidiaries, such subsidiaries as if they were subsidiaries of our Company at the relevant time;
●	“2022,” “2023,” and “2024” refers to our fiscal years ended December 31, 2022, 2023 and 2024, respectively;
●	“EV” refers to electric vehicle;
●	“R&D” refers to research and development;
●	“Shares” or “common shares” refers to our common stock, par value $0.0004 per share;
●	“PCL” refers to Phoenix Cars, LLC, a LLC incorporated under the law of California;
●	“PML” refers to Phoenix Motorcars Leasing, LLC, a LLC incorporated under the law of California;
●	“U.S.” refers to the United States of America;
●	“U.S. dollar” or “$” refers to the legal currency of the United States of America;

Discrepancies in any table between the amounts identified as total amounts and the sum of the amounts listed therein are due to rounding.

iv

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

As an EV pioneer, we launched our first medium-duty electric drivetrain in 2009 and delivered our first commercial EV in 2014. In 2019, we launched our second generation (“Gen 2”) High Power Drive System for the Ford E450 chassis, the E-200. Since April 2021, we have been in production of our third generation (“Gen 3”) drivetrain (E-300). We released our fourth generation (“Gen 4”) drivetrain in 2024, which has allowed for substantially higher production volumes and achieve significant cost reduction.

Over the last six years we have developed and deployed for our customers all-electric shuttle buses, utility trucks, service trucks, cargo trucks and flatbed trucks. This differentiates us in the market where most commercial EV manufacturers are still in the prototype phase. As of December 31, 2024, we have delivered a total of 138 EVs to more than 48 customers, representing what we believe is the largest number of Class 4 cutaway medium duty electric shuttle bus deployments in the U.S. and the most electric vehicles deployed on the Ford E-Series chassis. With over four million zero-emission miles accumulatively driven by the vehicles we delivered, we have gained significant industry experience, distinct expertise and extensive knowledge in R&D, production, commercialization, customer engagement and validation of light and medium duty EVs, enabling us to drive continued design enhancements and innovations in our current and future generations drivetrain systems and other products.

On January 11, 2024, we completed the acquisition of the Proterra transit business unit, which is the business unit of Proterra that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets, and on February 7, 2024, we completed the acquisition of Proterra battery lease contracts. After the acquisition, we engage in the business that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets and we were assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. As of December 31, 2024, we have delivered a total of 30 transit buses to various customers,

Market Opportunity

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

Products

We have product and service offerings for both electric transit buses and the commercial trucks with purpose build and electrified vehicles. Our transit bus is a purposely built electric bus with a fully-integrated, heavy-duty technology platform designed to deliver superior performance and durability. Our medium-duty truck line plays a critical role in serving a wide range of industries. The road-proven ZX5 is engineered with advanced carbon-fiber reinforced composite materials, which is lightweight, non-conductive and rust-resistant, that make it both efficient and durable while ensuring the highest levels of operation safety, significantly reduces maintenance needs, ensuring the ZX5 stays on the road longer with fewer complications. Our Gen 4 drivetrain, offering battery pack capacities of 90kWh and 150kWh with both “Buy America” and non “Buy America” options, allowing for flexibility in pricing and configuration primarily targeting the transit bus, school bus, airport shuttle, delivery truck and work truck segments. In particular, key features such as drivetrain design with batteries mounted within frame rails, energy efficient 750V architecture and fast, bi-directional charging will significantly improve vehicle safety and overall performance of our products.

Customers

Our transit buses are already being used by many of the most prominent transit agencies across North America. Additionally, our buses are available on various state and federal contracts, universities, and airport operators. The wide range of our medium-duty fleet customers include utilities, cities, municipalities, transit agencies, airports, hotels, seaports, school districts, parking companies, universities, and corporate campuses, with the configurations varying from shuttle buses, Type A school buses, utility trucks, service trucks, to flatbed trucks, walk-in vans, and cargo trucks.

As of December 31, 2024, our backlog, firmed and letter of intent, on transit buses of approximately 154 buses representing roughly $160.8 million, and our medium duty vehicles have 73 orders representing $16.7 million of revenues.

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

On June 24, 2024, the Group entered into an asset purchase agreement with Zenobe Americas EV Assetco LLC (Zenobe). In the agreement, the Group sells the battery lease receivables to Zenobe in two batches while retains the warranty liability associated with leased batteries. The aggregate purchase price for Batch 1 transferred assets is made of: (i) $3.6 million, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 1 closing date, plus (iii) the assumption of the assumed liabilities incurred after the applicable closing date related to the Batch 1 transferred assets. The aggregate purchase price for Batch 2 transferred assets is made of: (i) $2.2 million, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 2 closing date, plus (iii) assumption of the assumed liabilities incurred after the applicable closing date related to the Batch 2 transferred assets.

During the year ended December 31, 2024, the Group collected a total of $0.9 million lease receivables from leasing customers and received a total of $3.8 million customer deposits from Zenobe. As of December 31, 2024, the balance of battery lease receivables was recorded at $4.7 million, which represents the best estimate of the current fair value.

Our Strategies

In addressing the market opportunities, we plan to:

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

Manufacturing and Production

We currently carry out the production of our EV shuttle buses and trucks from a leased facility at 1500 Lakeview Loop, Anaheim, California (the “Anaheim Facility”). The Anaheim Facility is leased by us at a rent of $0.4 million per year and comprises 39,043 square feet of space consisting of 21,000 square feet of manufacturing floor and 18,043 square feet of office space. Our Anaheim Facility will allow us design, build and test prototype vehicles and components in-house. The lease on Anaheim Facility expires in March 2027. We currently carry out the production of our electric transit buses from a leased facility located at 1 Whitlee Ct, Greenville, South Carolina (the “Greenville Facility”). The Greenville Facility is leased by use at a rent of $1.3 million per year and the lease on Greenville Facility expires in June 2026. In 2024, we integrated the transit bus and medium duty truck into ONE operation team and management framework, production planning execution systems. Shifted operation focuses on efficiency and quality improvements, management and culture transformation, and is well positioned to line up operations to support the global expansion and the overall strategy of a4a and i4i. Deployed lean concept, right sized the workforce, continue to reduce the fixed cost and make the operation more efficient with the least fixed capital needed. We also reactivated and extended to the global supply chain with renovated supply chain strategies, renegotiated major supply contracts, strengthened supplier relationships, increased focus on reliable suppliers at home and global supply base. Started to implement QMS to have the closed loop (PDCA) quality issue management system to improve product and process quality and stay competitive in the marketplace. Integrated G4 production with the transit bus in Greenville with one manufacturing process management system (Visual Factory) and PLM system for the entire PhoenixEV production portfolio. Created flex-operation process to manage the production resources according to the changes of the production mix and levels. The continued deployment of One Operation will make our operation adaptable to extend our footprint expansions to support a4a and i4i strategy.

Human Capital

As of December 31, 2024, we had 159 full-time employees based primarily in the Greenville, South Carolina area. A majority of our employees are engaged in manufacturing functions. Our targeted hires typically have significant experience working for well-respected original equipment manufacturers, automotive engineering firms and software companies. To date, we have not experienced any work stoppages and consider our relationship with our employees to be in good standing. None of our employees are either represented by a labor union or subject to a collective bargaining agreement.

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

The Greenhouse Gas Rule was incorporated into the Clean Air Act on August 9, 2011. Since our vehicles have zero-emissions, Phoenix is required to seek an EPA Certificate of Conformity for the Greenhouse Gas Rule, and a CARB Executive Order for the CARB Greenhouse Gas Rule. Phoenix received the CARB Executive Order for its range of all-electric shuttle buses, trucks and school buses in November 2021 and application for the Executive Order for the 2023 Model Year vehicles is in process.

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

We had accumulated deficit of $42.0 million as of December 31, 2024. We have incurred a net income of $7.2 million and a net loss of $20.6 million for the years ended December 31, 2024 and December 31, 2023, respectively. We may incur significant losses in the future for a number of reasons, including the other risks described in this annual report, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability. Our management is developing plans to alleviate the negative trends and conditions described above and there is no guarantee that such plans will be successfully implemented. Our business plan is focused on providing sustainable and cost - effective solutions to the commercial transportation sector but is still unproven. There is no assurance that even if we successfully implement our business plan, that we will be able to curtail our losses or ever achieve profitable operations.

We have yet to achieve positive cash flow and, given our projected funding needs, our ability to generate positive cash flow is uncertain.

We have had negative cash flow from operating activities of $1.9 million and $3.7 million for years ended December 31, 2024 and 2023, respectively. We anticipate that we will continue to have negative cash flow from operating and investing activities through the remainder of 2025 as we expect to incur research and development, sales and marketing, and general and administrative expenses and make capital expenditures in our efforts to increase sales and ramp up operations. Our business also will at times require significant amounts of working capital to support our growth. An inability to generate positive cash flow for the near term may adversely affect our ability to raise needed capital for our business on reasonable terms, diminish supplier or customer willingness to enter into transactions with us, and have other adverse effects that may decrease our long-term viability. There can be no assurance that we will achieve positive cash flow in the near future or at all.

Our audited financial statements included a statement that there is a substantial doubt about our ability to continue as a going concern and a continuation of negative financial trends could result in our inability to continue as a going concern.

Our audited financial statements as of and for the year ended December 31, 2024 were prepared on the assumption that we would continue as a going concern. As a result of the continuing operating costs as we develop of our EV trucks and Gen 4 as described above, our management has determined that there is a substantial doubt about our ability to continue as a going concern over the next twelve months and our independent auditor have included a “going concern” explanatory paragraph in their report on our financial statements as of and for the year ended December 31, 2024. The reaction of investors to the inclusion of a going concern statement by our independent auditor, and our potential inability to continue as a going concern, could materially adversely affect the price of our common stock.

Additionally, if our operating results fail to improve, then our financial condition could render us unable to continue as a going concern.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our electric vehicles.

The design, manufacture and sale of electric vehicles is a capital-intensive business. Our business plan to design, produce, sell and service commercial electric buses, vans and trucks, including the Gen 5, EF-1 truck and EF-1 V van, and transit buses is expected to require continued capital investment and incur substantial costs including research and development expenses, raw material procurement costs, sales and distribution expenses as we build our brand and market our vehicles, and general and administrative expenses as we scale our operations, identify and commit resources to investigate new areas of demand and incur costs as a public company. Our ability to become profitable in the future will not only depend on our ability to complete the design and development of our vehicles but also to control our capital expenditures and costs. As we expand our product portfolio, including the release of Gen 4 and the acquisition of the Proterra Transit Bus Unit in 2024, we will need to manage costs effectively to sell those products at our expected margins. If we are unable to cost efficiently design, manufacture, market, sell and distribute and service our vehicles and provide our services, our business, prospects, financial condition, results of operations, and cash flows would be materially and adversely affected. Unlike established EV automotive manufacturers that have greater financial resources than we do, there can be no assurance that we will have access to the capital we need on favorable terms when required or at all. In addition, future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, redeem our stock, make certain investments and engage in certain merger, consolidation or asset sale transactions.

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

We compete with a number of commercial EV manufacturers, including those such as Lightning eMotors and GreenPower Motor Company. In addition to Tesla and Rivian, a number of traditional global automobile manufacturers, including Ford, General Motors, Mercedes Benz, and Nissan-Renault-Mitsubishi, Toyota, and Chinese based EV manufacturers have entered the consumer EV business, and a few, including BYD, Ford, General Motors, Tesla and Daimler have begun entry into the commercial EV market. These companies have far greater resources, brand recognition, and distribution channels than Phoenix or the Company does, which could make it difficult for Phoenix to gain widespread market acceptance. There can be no assurance that Phoenix will be able to compete successfully with other market participants, and, if Phoenix cannot, then its business could fail.

Costs of electric vehicles or transit buses are high in comparison with those of traditional vehicles powered by internal combustion engines or hybrids.

Phoenix’s EVs will not gain wide acceptance unless Phoenix can reduce manufacturing and selling costs. Prices of Phoenix EVs range from $165,000 to $250,000, whereas prices of comparable traditional combustion engine vehicles range from approximately $90,000 to $140,000. Prices of the recently acquired transit bus business range from $650,000 to $1,100,000. The cost difference is due to the incremental cost of electric drivetrain, including lithium-ion batteries, motors, inverter and control software, coupled with the relatively low volume of production, leading to higher overheads.

In addition, government subsidies and incentives, including those available in California, are important for the cost-competitiveness of Phoenix’s EVs and transit buses, and Phoenix’s growth and prospects depend in part on the availability and amounts of these subsidies and incentives. Any reduction, elimination or discriminatory application of government subsidies and incentives because of budgetary challenges, policy changes, the reduced need for such subsidies and incentives due to the perceived success of electric vehicles, or other reasons may impair the cost-competitiveness of Phoenix’s EVs and transit buses.

The range of Phoenix’s existing EVs or transit buses is limited, compared with that of traditional vehicles.

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

Historically, we have experienced significant delivery delays and supply shortage with our BOM components, battery packs in particular. When encountered with supply disruption or shortage, our production plans and delivery schedules to our customers are to a large extent dictated by the timing of receiving these BOM components, or when a different supplier is fully qualified and customized into our product design. For example, COVID-19 has caused disruptions to and delays in our operations, including shortages and delays in the supply of certain parts, including batteries and chassis. Although we have worked diligently with our suppliers to mitigate the risks, we expect supply chain delays to continue to have an impact on our 2025 production and revenue and possibly thereafter. Any such supply interruption or shortage could materially adversely affect our business and operating results.

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

As previously reported, on January 11, 2024, the Company completed the acquisition of the Proterra Transit Business Unit pursuant to the asset purchase agreement with Proterra. The Company believes that the acquisition of the Proterra Transit Business Unit will result in certain benefits, including revenue growth, certain cost synergies, drive product innovations, and operational efficiencies. However, to realize these anticipated benefits, the businesses of the Company and the Proterra Transit Business Unit must be successfully combined. The success of the asset acquisition will depend on the Company’s ability to realize these anticipated benefits from combining the businesses of the Company and the Proterra Transit Business Unit. The Company may fail to realize the anticipated benefits of the asset acquisition for a variety of reasons, including the following:

●	failure to successfully manage relationships with Proterra Transit Business Unit customers, distributors and suppliers;

●	failure of customers to accept new products or to continue as customers of the Company;

●	customer and revenue attrition of the Proterra Transit Business Unit in excess of anticipated levels;

●	failure to qualify the Company’s products as a primary source of supply with OEM customers on a timely basis or at all;

●	potential incompatibility of technologies and systems;

●	failure to integrate and leverage the increased scale of the Proterra Transit Business Unit quickly and effectively;

●	potential difficulties preparing financial statements and integrating and harmonizing financial reporting systems;

●	the loss of key employees of the Proterra Transit Business Unit;

●	failure to effectively coordinate sales and marketing efforts to communicate the capabilities of the combined company; and

●	failure to combine product offerings and product lines quickly and effectively.

●	the risk of entering market segments in which the Company has no or limited direct prior experience and where competitors in such market segments have stronger market segment positions;

●	failure to have adequate capital resources to finance the Proterra Transit Business Unit operations and business

The actual integration may result in additional and unforeseen expenses or delays. If the combined company is not able to successfully integrate the Proterra Transit Business Unit’s business and operations, or if there are delays in combining the businesses, the anticipated benefits of the asset acquisition may not be realized fully or at all or may take longer to realize than expected.

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

To implement Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our Company’s internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO 2013 Framework). The Company has identified the following material weaknesses in the design or operation of internal controls, which could adversely affect the Company’s ability to record, process, summarize and report financial data: (1) failure to maintain an effective control environment of internal control over financial reporting; (2) failure to develop an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including business, operational, and fraud risks; (3) ineffective monitoring activities to assess the operation of internal control over financial reporting; and (4) lack of sufficient controls designed and implemented for financial information processing and reporting and lacked resources with requisite skills for the financial reporting under U.S. GAAP.

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

Trading of our common stock has been suspended on Nasdaq, which may adversely affect the liquidity and trading price of our shares, and we may be unable to regain or maintain listing on a national securities exchange.

On April 8, 2025, we received a determination letter from the Nasdaq Listing Qualifications Department (the “Staff”) stating that the Staff had determined to delist our securities due to continued non-compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share, and Listing Rule 5620(a), which requires listed companies to hold an annual meeting of shareholders within one year of the end of the fiscal year. Trading of our common stock on Nasdaq was suspended at the opening of business on April 15, 2025, and our common stock is currently quoted on the OTC Pink Market under the symbol “PEVM”.

In addition, on April 30, 2025, we received a notice from the Staff indicating that we were no longer in compliance with Listing Rule 5250(c)(1) due to our failure to file our Annual Report on Form 10-K for the year ended December 31, 2024. This matter serves as an additional basis for delisting.

On May 20, 2025, we appealed the Staff’s delisting determination before a Nasdaq Hearings Panel (the “Panel”). While our appeal is pending, trading of our common stock on Nasdaq remains suspended and continues to be quoted on the over-the-counter (“OTC”) market.

On April 18, 2025, we held our 2024 annual meeting of stockholders. As a result, we believe we have regained compliance with Listing Rule 5620(a). As a result of the filing of this Annual Report on Form 10-K, we believe we have regained compliance with Listing Rule 5250(c)(1).

We are diligently working to evidence compliance with all applicable requirements for continued listing on Nasdaq, including effecting a reverse stock split of the Company’s common stock with a ratio in the range between and including 1-for-1.5 and 1-for-5, with such ratio to be determined by the Company’s Board of Directors, for the primary purpose of maintaining the Company’s listing on Nasdaq. We have submitted a plan to regain compliance to that effect to the Panel as part of the hearing process; however, there can be no assurance the Panel will grant any request for continued listing or that the Company will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Panel.

The OTC markets, particularly the Pink Sheets, are generally considered to be less efficient and transparent than national securities exchanges. Securities quoted on the OTC markets tend to have lower trading volumes and wider bid-ask spreads, which can result in limited liquidity and increased price volatility. As a result, the trading price of our common stock may be adversely affected, and investors may experience significant difficulty buying or selling shares or may face delays in the execution of transactions. Some investors may also be restricted from investing in our securities due to difficulty in accessing the OTC markets, policies preventing them from investing in securities not listed on a national exchange or other reasons.

Suspension of trading or delisting from Nasdaq may also have other adverse effects, including a potential loss of confidence among customers, strategic partners, vendors and employees. It may also reduce investor interest, limit our ability to raise capital on favorable terms, and diminish our capacity to engage in strategic transactions or growth opportunities and may also materially and adversely impact our credit terms with our vendors. Furthermore, our ability to attract and retain qualified personnel may be diminished, particularly where equity compensation is a key component of our employment packages.

There can be no assurance that we will be able to regain or maintain compliance with the continued listing requirements of Nasdaq or meet the standards of any other national securities exchange. If we are unable to regain or maintain a listing, our Company and stockholders could face significant material adverse consequences, including limited access to capital markets, decreased analyst coverage, reduced liquidity, increased volatility, reduced investor interest and confidence, and other material adverse effects.

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

Our certificate of incorporation authorizes us to issue up to 450,000,000 shares of our common stock and up to 50,000,000 shares of preferred stock. We may issue common stock or securities convertible into common stock from time to time in connection with a financing, acquisition, investment, our equity incentive plans or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our common stock to decline.

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

We are subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we will be required to comply with certain SEC, Nasdaq and other legal and regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly.

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

Our EVs and transit buses are sold with warranties, and as a result we need to maintain warranty reserves to cover any warranty-related claims. If our warranty reserves are inadequate to cover such future warranty claims, our business, prospects, financial condition and operating results could be materially and adversely affected. We may become subject to significant and unexpected warranty expenses. There can be no assurances that then-existing warranty reserves will be sufficient to cover all claims.

General Risk Factors

Economic conditions could adversely affect our business.

Uncertain global economic conditions could adversely affect our business. Negative global economic trends, such as decreased consumer and business spending, high unemployment levels and declining consumer and business confidence, pose challenges to our business and could result in declining revenues, profitability and cash flow. Although we continue to devote significant resources to support our brands, unfavorable economic conditions may negatively affect demand for our products.

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

Material adverse developments in domestic and global economic conditions, or the occurrence of other world events, could materially adversely affect our revenue and results of operations.

Various factors contribute to the uncertain economic environment, including the ongoing Russia-Ukraine and Israel wars, the increase in, and volatility of, interest rates, high inflation, an actual recession or fears of a recession, trade policies and tariffs and geopolitical tensions. Our inability to offset price inflation in our materials, components, shipping, or labor through increased prices to customers with long-term fixed contracts and formula-based or long-term fixed price contracts with suppliers could adversely affect our business, financial condition and results of operations. Global supply chain and labor market challenges could also negatively affect our performance as well as the performance of our suppliers. Interest rate increases have also created financial market volatility and could further negatively impact financial markets, lead to an economic downturn or recession or have an adverse effect on our operating results. Economic slowdowns can also negatively impact municipal and state tax collections and put pressure on law enforcement budgets which may increase the risk that our customers will be unable to appropriate funds for existing or future contracts with us. In addition, geopolitical risks could affect our customers’ budgets and policies. These and other factors may adversely affect customer demand and ability to pay, cause decrease in sales, and negatively impact the realizability of our accounts and notes receivable and contract assets.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 1C. Cybersecurity

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

PART II

ITEM 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock began trading on The Nasdaq Capital Market under the symbol “PEV” on June 8, 2022.

On April 8, 2025, we received a notice from Nasdaq stating that the staff had determined to delist our securities due to continued non-compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share, and Listing Rule 5620(a), which requires listed companies to hold an annual meeting of shareholders within one year of the end of the fiscal year. Trading of our common stock on Nasdaq was suspended at the opening of business on April 15, 2025. Our common stock is currently quoted on the OTC Pink Market under the symbol “PEVM”. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Holders of Common Equity

As of May 20, 2025, there were 11 holders of record of our common stock. Such numbers do not include beneficial owners holding shares, rights or units through nominee names.

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

Securities Authorized for Issuance Under Equity Compensation Plans

For a description of securities authorized under our equity compensation plans, see Note 14 “Stock-based Compensation” to the consolidated financial statements included elsewhere in this annual report on Form 10-K for more information.

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

●	BOM and Supply Chain Challenges. Purchased materials represent the largest component of cost of goods sold in our products and we continue to explore ways to improve cost structure of our products through better design, strategic alliances for sourcing, supply chain optimization, and, in some cases vertical integration. We believe that an increase in volume and additional experience as well as long term and strengthened supply chain partnerships will allow us to continue to reduce our Bill of Materials (“BOM”), labor and overhead costs, as a percentage of total revenue. By reducing material costs, driving improvement in battery performance, increasing facility utilization rates and achieving better economies of scale, we can reduce prices while maintaining or growing gross margins of our products to further lower customers’ total cost of ownership (“TCO”) and help accelerate commercial electric vehicle adoption. Because we rely on third party suppliers for the development, manufacture, and development of many of the key components and materials used in our vehicles, we have been affected by industry-wide challenges such as significant delivery delays and supply shortages of certain BOM components. While we continue to focus on mitigating risks to our operations and supply chain in the current industry environment, we expect that these industry-wide trends will continue to affect our ability and the ability of our suppliers to obtain parts and components on a timely basis for the foreseeable future, having a significant impact on our business and results of operations in 2024 and possibly thereafter.

●	Availability of Funding to Develop Products and Scale Production. Our results are impacted by our ability to sell our electrification solutions and services to new and existing customers. We have had initial success with selling to our fleet customers. In order to sell additional products to new and existing customers, we will require substantial additional capital to develop our products and services, ramp up production and support expansion. Although we pursue an asset light strategy, we expect that both our capital and operating expenditures will increase significantly in connection with our ongoing activities, as we continue to invest in our technology, research and development efforts, obtain, maintain and improve our operational, financial and management information systems, hire additional personnel, obtain, maintain, expand and protect our intellectual property portfolio. Until we can generate sufficient revenue from vehicle sales, we expect to primarily finance our operations through proceeds from public or private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs. The amount and timing of our future funding requirements, will depend on many factors, including the pace and results of our research and development efforts, the lead time for various components in our supply chain, and our ability to successfully manage and control costs and scale our operations.

●	Government Subsidies and Incentive Policies. With growing emphasis on improving air quality around our communities, large states like California are mandating key end user segments to switch to zero emission transportation options. Some of the key regulations driving growth in our addressable market include:

●	requiring all transit buses in California to be zero emissions by 2040;

●	requiring all airport shuttles in California to be all electric by 2035;

●	requiring at least 50% of all medium-duty trucks sold in California to electric by 2030;

●	requiring specific end user segments like drayage and yard trucks to go electric.

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments, such as transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding/ incentives driving adoption of electric medium duty vehicles include:

●	the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state;

●	the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle;

●	funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states;

●	Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

	Year Ended	Year ended
	December 31,	December 31,
(In US$ thousands, except for share and per share data)	2024	2023
Revenues - third parties	$31,154	$3,011
Revenues - related parties	—	111
Total revenues	31,154	3,122
Cost of revenues	24,099	3,398
Gross profit (loss)	7,055	(276)
Operating expenses:
Selling, general and administrative	33,752	14,902
Provision for credit loss	—	360
Impairment of long-lived assets	—	4,968
Impairment of goodwill	4,271	—
Operating loss	(30,968)	(20,506)

Other income (expense):
Interest expense, net	(4,531)	(606)
Loss on sales-type leases	—	(98)
Loss on warrants issued for private placement	(7,432)	—
Gain (loss) on change in fair value of derivative liability	641	(319)
Gain on change in fair value of warrant liability	15,227	—
Employee retention credit	—	697
Bargain purchase gain	38,271	—
Others	213	209
Total other income (expense), net	$42,389	$(117)
Income (loss) before income taxes	11,421	(20,623)
Income tax expenses	(3,489)	(22)
Net income (loss)	$7,932	$(20,645)

Net earnings (loss) per share of common stock:
Basic	$0.22	$(0.97)
Diluted	$0.21	$(0.97)
Weighted average common stocks outstanding
Basic	35,497,296	21,199,023
Diluted	36,548,129	21,199,023

Net Revenues

Our revenues were primarily derived from sales from transit buses, sale and lease of EVs, sales of forklifts and other revenue. Other revenue consists of engineering and maintenance service, sales of component and charging stations, shipping and delivery fees and others.

For the years ended December 31, 2024 and 2023, our revenues were $31.1 million and $3.1 million, respectively. Our total revenue increased by $28.0 million, or 897.9%, primarily due to the acquisition of Proterra Transit Business Unit. The transit business unit contributed $30.0 million of revenue to the Group for the year ended December 31, 2024. The increase was partially offset by the decline in our sales of EVs. We delivered 9 EVs during the year ended December 31, 2023 while we delivered only 3 EVs during the year ended December 31, 2024. Such decrease was mainly because we incurred cash shortage issues starting from late 2023 and also due to a shift in our operation focus to more on the transit business unit.

Our revenue breakdown by major categories is as follows:

	Year ended	Year ended
(In US$ thousands)	December 31, 2024	December 31, 2023
Sales of transit buses	$24,615	$—
Sales of EVs	806	1,492
Lease of EVs	116	369
Sales of Forklifts	45	410
Sales of parts	1,583	—
Service revenue	2,645	—
Others	1,344	851
	$31,154	$3,122

We receive grants from government agencies related to sales of transit buses, and sales and leases of EVs. For the years ended December 31, 2024 and 2023, the amount of governmental grant recognized as revenue from transit buses sales and EV sales was $1.5 million and $0.5 million, respectively. For the years ended December 31, 2024 and 2023, the amount of governmental grant recognized as reductions of the cost of sales for EV leasing was $38 thousands and $47 thousands, respectively, and the amount of governmental grant recognized as reduction of carrying amount of sales-type leased vehicles was $72 thousands and $0.2 million, respectively. As of December 31, 2024 and 2023, the balances of government grants received were included in deferred income with amount of $0.4 million and $0.4 million, respectively.

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

For the years ended December 31, 2024 and 2023, our costs of revenue were $24.1 million and $3.4 million, respectively. The increase in costs of revenues was primarily due to the increase in costs of transit buses due to the increase in transit bus sales.

Gross Margin

Gross profit (loss) is defined as revenues minus cost of revenues. Gross margin, stated as a percentage, is defined as the gross profit (loss) divided by the revenues.

For the years ended December 31, 2024 and 2023, our combined gross margin was 23.6% and negative 8.8%, respectively. The increase of gross margin was primarily due to higher margins for both EV sales and transit buses sales. The Group received gain on bargain purchase of Proterra Transit Business Unit and was able to quickly sell the inventories acquired from the acquisition with relatively higher margin. The increase in margin for EV sales was mainly because there was only three EV sold during the year ended December 31, 2024 with a relatively high selling price.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses as well as impairment on goodwill.

Our selling, general and administrative expenses consist primarily of salaries, research and development, professional service fees, rent expense, and office supplies expenses.

For the years ended December 31, 2024 and 2023, our selling, general and administrative expenses were $33.8 million and $14.9 million, respectively. The increase in selling, general and administrative expenses was largely due to an increase in salary expenses as a result of acquisition of Proterra Transit Business Unit with increased heads-count.

During the year ended December 31, 2024, we identified impairment indicator resulted from the Company’s continuous decreasing stock price since January 2024 and performed interim goodwill impairment testing. We recorded an impairment on goodwill of $4.3 million based on the difference between fair value and the carrying amount of the reporting unit.

The provision for credit loss was nil and $0.4 million for the years ended December 31, 2024 and 2023, respectively. The provision for credit loss for 2023 was mainly due to the provision for security deposit of our previous lease of $0.2 million due to our early termination of the lease as well as provision for prepaid expenses for certain R&D projects of $0.2 million, which were suspended due to our severe cash shortage.

For the years ended December 31, 2024 and 2023, impairment loss recorded for property and equipment was nil and $0.5 million, respectively. The impairment in 2023 was due to the retirement of the vehicles.

For the years ended December 31, 2024 and 2023, impairment loss recorded for intangible assets was nil million and $1.1 million, respectively, and impairment loss recorded for our right-of-use assets was nil and $3.4 million, respectively. The impairment in 2023 was due to uncertainty to bring future economic benefit to our business.

Other Income (Expense), net

Other income (expense), net includes gain on bargain purchase, interest expense, gain on sales-type leases and other income.

Our other income for the year ended December 31, 2024, was $42.4 million, primarily due to gain on bargain purchase of Proterra Transit Business Unit of $38.3 million, gain on change in fair value of warrant liability of $15.2 million, and gain of change in fair value of derivative liability of $0.6 million, partially offset by the interest expense of $4.5 million resulted from short-term loan and debt discount amortization of convertible note, and loss on warrants issued during private placement of $7.4 million.

Our other expense for the year ended December 31, 2023, was $0.1 million, primarily due to the interest expense of $0.6 million resulted from interest expense for convertible notes and short term loan and debt discount amortization of convertible note, and loss in change in fair value of derivative liability of $0.3 million, partially offset by employee retention credit of $0.7 million, and forgiveness of long-aged payables $0.2 million. The loss in change in fair value of derivative liability was due to mark to market of derivative liability from recognition date to December 31, 2023.

Net income (loss)

As a result of the above factors, our net income for the year ended December 31, 2024, was $7.9 million. Our net loss for the year ended December 31, 2023, was $20.6 million.

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

The critical accounting policies, judgments and estimates that we believe to have the most significant impact on our consolidated financial statements are described below, which should be read in conjunction with our consolidated financial statements and accompanying notes and other disclosures included in this annual report. When reviewing our financial statements, you should consider:

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

Accounts receivables and allowance for credit loss

The Company grants open credit terms to credit-worthy customers. Accounts receivable are primarily related to sales of EV, EV components, and forklifts. The Company maintains allowances for doubtful accounts. The Company adopted ASC 326 Financial Instruments — Credit Losses using the modified retrospective approach through a cumulative-effect adjustment to accumulated deficit from January 1, 2020. Management used an expected credit loss model for the impairment of trading receivables as of period ends. Management believes the aging of accounts receivable is a reasonable parameter to estimate expected credit loss, and determines expected credit losses for accounts receivables using an aging schedule as of period ends. The expected credit loss rates under each aging schedule were developed on basis of the average historical loss rates from previous years, and adjusted to reflect the effects of those differences in current conditions and forecasted changes. Management measured the expected credit losses of accounts receivable on a collective basis. When an accounts receivable does not share risk characteristics with other accounts receivables, management will evaluate such accounts receivable for expected credit loss on an individual basis. Doubtful accounts balances are written off and deducted from allowance, when receivables are deemed uncollectible, after all collection efforts have been exhausted and the potential for recovery is considered remote. Provision for credit loss was $0.5 million for the year ended December 31, 2024. There was a reversal of credit loss for accounts receivable of $0.2 million during the year ended December 31, 2024.

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

We recorded nil and $5.0 million impairment of long-lived assets for the years ended December 31, 2024 and 2023, respectively.

Impairment of goodwill

We assess goodwill for impairment in accordance with ASC 350-20, Intangibles—Goodwill and Other: Goodwill (“ASC 350-20”), which requires that goodwill be tested for impairment at the reporting unit level at least annually and more frequently upon the occurrence of certain events.

We have only one reporting unit as of December 31, 2024 and 2023. We have the option to assess qualitative factors first to determine whether it is necessary to perform the quantitative test in accordance with ASC 350-20. In the qualitative assessment, we consider primary factors such as industry and market considerations, overall financial performance of the reporting unit, and other specific information related to the operations. If we believe, as a result of the qualitative assessment, that it is more-likely-than-not that the fair value of the reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates.

We performed the annual goodwill impairment assessment on December 31, 2024 by considering all qualitative factors including the comparison of market cap and the carrying amount of the reporting unit (after the impairment of long-lived assets). We recorded $4.3 million and nil impairment of goodwill for the years ended December 31, 2024 and 2023, respectively.

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

Derivative liability as of December 31, 2024 and 2023 was $33 thousands and $1.2 million, respectively, with $641 thousands of gain on change in fair value and $319 thousands loss on change in fair value recorded in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

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

The balance of warranty reserve was $14.3 million and $289 thousands as of December 31, 2024 and 2023, respectively.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies” to our consolidated financial statements for a description of recently issued or adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

Liquidity and Capital Resources

We had net income of $7.9 million during the year ended December 31, 2024, mainly due to acquisition of Proterra Transit Business Unit. Excluding the one-time bargain purchase gain from acquisition of Proterra Transit Business Unit, we incurred a net loss of $30.3 million during the year ended December 31, 2024 and incurred significant recurring losses before 2024. The cash flow used in operating activities was $1.9 million and we need to raise additional funds to sustain our operations. These factors raise substantial doubt as to our ability to continue as a going concern.

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

A summary of the cash flow activities for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
	($ in thousands)
Net cash used in operating activities	$(1,946)	$(3,652)
Net cash used in investing activities	(10,113)	(93)
Net cash generated from financing activities	9,540	6,639
Net (decrease) increase in cash and cash equivalents	(2,519)	2,894

Operating Activities

Net cash used in operating activities was $1.9 million for the year ended December 31, 2024, primarily as a result of a net income of $7.9 million, adjusted by non-cash items of bargain purchase gain of $38.3 million from acquisition of Proterra Transit Business Unit, impairment loss of goodwill of $4.3 million, depreciation and amortization of $1.8 million, amortization of debt discount of convertible notes of $1.5 million, loss on warrants issued during private placement of $7.4 million, gain on change in fair value of warrant liability of $15.2 million, deferred tax liability of $3.5 million, gain on change in market value of derivative liability of $0.6 million, an accrual on warranty reserve of $1.0 million and amortization of right of use of assets of $0.9 million, and changes in operating assets and liabilities including (i) increase in accounts receivable of $3.6 million due to uncollected accounts receivable from sales of transit buses, (ii) increase in inventories of $17.5 million due to certain inventories purchase from Proterra have been sold, (iii) increase in accrued liabilities of $6.6 million due to collection of partial proceeds from Zenobe as well as interest accrued for several short term loans, (iv) increase in accounts payable of $2.4 million mainly due to additional inventories purchased for upcoming manufacturing of transit buses, (v) decrease in battery lease receivables of $1.6 million due to collection of receivables from customers, (vi) increase in prepaid expenses and other assets of $1.3 million, (vii) decrease in lease liabilities of $3.6 million, and (viii) increase in advance from customers of $4.4 million mainly due to collection of downpayments from transit bus sales.

Net cash used in operating activities was $3.7 million for the year ended December 31, 2023, primarily as a result of net loss of $20.6 million, adjusted by non-cash items of depreciation and amortization of $1.2 million mainly in relation to equipment, furniture vehicles, trademark and technology, provision for credit loss of $0.4 million related to security deposit due to our early termination of lease as well as prepaid expenses to certain R&D expenses due to project suspension resulted from our cash shortage, amortization of right-of-use assets of $0.8 million, warrants issued in connection with unclosed convertible note offering of $0.9 million, impairment of long-lived assets of $5.0 million in relation to property and equipment, intangible assets, and right-of-use assets due to uncertainty to bring future economic benefit to our business, write-down of inventories of $0.3 million to adjust our forklifts to net realizable value, loss on sales-type leases of $0.1 million and changes in operating assets and liabilities including (i) a decrease in inventories of $1.7 million due to decrease of purchase due to our cash shortage, (ii) a decrease in prepaid expenses and other assets of $1.1 million due to the receipt of previous R&D project deliveries and no additional prepaid expenses on R&D projects due to cash shortage, (iii) a decrease in accounts receivable of $1.2 million due to collection and less sales near the year end, (iv) a decrease in lease liability of $0.3 million, (v) an increase in accounts payable of $2.3 million due to our severe cash shortage, (vi) an increase in advance from customer of $1.2 million in relation to additional backlog orders with down-payments received; (vii) and increase of accrued liabilities and other liabilities of $0.4 million due to our cash shortage, and (viii) a decrease of net investment in leases of $0.3 million in relation to lease payments received from sales-type leases.

Investing Activities

Net cash used in investing activities was $10.1 million for the year ended December 31, 2024, primarily because of acquisition of Proterra for a total consideration of $10 million.

For the year ended December 31, 2023, net cash used in investing activities was $0.1 million, primarily as a result of purchases of property and equipment.

Financing Activities

Net cash generated from financing activities was $9.5 million for the year ended December 31, 2024, primarily as a result of (i) net proceeds from private placements of $11.1 million, (ii) proceeds from borrowing of $5.0 million, and (iii) proceeds of borrowings from a related party of $1.1 million. The increase was partially offset by repayment to borrowings of $4.9 million and repayment of borrowings to a related party of $1.9 million.

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

Trend information

Our operating results substantially depend on revenues derived from our sales and leasing of EVs. Other than as disclosed elsewhere in this annual report, the following trends, uncertainties, demands, commitments, or events are reasonably likely to have a material effect on our net revenues, income, profitability, liquidity or capital resources, or that would cause reported consolidated financial information not necessarily to be indicative of future operating results or financial conditions:

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

ITEM 8. Financial Statements and Supplementary Data

Consolidated Financial Statements

The information required by Item 8 appears after the signature page to this report. Please refer to F-1 to F-33 of this document.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

a) Dismissal of Independent Registered Public Accounting Firm

On March 13, 2025, upon the approval of its Audit Committee of the Board of Directors (the “Audit Committee”) of the Company, the Board approved the dismissal of Marcum Asia CPAs LLP (“Marcum Asia”) as the Company’s independent registered public accounting firm, effective as of March 7, 2025.

Marcum Asia audited the financial statements of the Company for each of the fiscal years ended December 31, 2023 and December 31, 2022 (collectively referred to as the “financial statements”). The reports of Marcum Asia on such financial statements did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except that there was an explanatory paragraph as to the Company’s ability to continue as a going concern.

During the two most recent fiscal years ended December 31, 2024 and December 31, 2023, and the subsequent interim periods through the date of dismissal, there were (i) no disagreements (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) with Marcum Asia on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Marcum Asia, would have caused them to make reference thereto in their report on the financial statements and (ii) no “reportable events” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) other than:

(1)	The material weaknesses related to the Company’s internal control over financial reporting, including:

(i)	Failure to maintain an effective control environment of internal control over financial reporting;

(ii)	Failure to develop an effective risk assessment process to identify and evaluate at a sufficient level of detail all relevant risks of material misstatement, including business, operational, and fraud risks;

(iii)	Ineffective monitoring activities to assess the operation of internal control over financial reporting;

(iv)	Lack of sufficient controls designed and implemented for financial information processing and reporting and lacked resources with requisite skills for the financial reporting under U.S. GAAP.

(v)	Failure to establish adequate governance procedures, including proper authorization and communication between key executives and the Board, a well-defined approval process with sufficient documentation for significant transactions, and effective monitoring and control measures for key personnel transitions, such as the revocation of access for departed executives.

(2) On March 6, 2024, SPI Energy Co., Ltd. (“SPI”), an affiliate of the Company, entered into a Deed of Settlement with its creditor, Streeterville Capital, LLC (“Streeterville”) to settle the unpaid balances of certain convertible notes via installment payments as agreed in the Deed of Settlement. As of part of this Deed of Settlement, the Company, as the guarantor, covenants to Streeterville to pay and satisfy on demand all liabilities due from SPI to Streeterville with a total amount of $15.0 million. On September 6, 2024, Streeterville provided a Deed of Release of Guarantor to the Company, confirming that Streeterville releases and discharges the Company from all past, present and future liability to Streeterville under the guarantee to Streeterville for SPI and also from all actions, claims and demands under or in connection with this guarantee.

(b) Newly Appointed Independent Registered Public Accountant

On March 13, 2025, upon the approval of the Audit Committee, the Board approved the engagement of Yu Certified Public Accountant PC (“Yu CPA”) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2024, effective as of March 13, 2025.

During the two most recent fiscal years ended December 31, 2024 and December 31, 2023, and the subsequent interim period through the date of Yu CPA’s engagement, neither the Company nor anyone acting on its behalf consulted Yu CPA regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements and neither a written report nor oral advice was provided to the Company by Yu CPA that Yu CPA concluded was an important factor considered by the Company in reaching a decision as to such accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

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

Notwithstanding these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023 and the consolidated results of operations and cash flows for each of the fiscal years presented herein in conformity with U.S. generally accepted accounting principles.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management assessed the effectiveness of the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 5d-15(f) under the Exchange Act), as of December 31, 2024. The framework used by management in making the assessment was the criteria set forth in the document entitled “Internal Control - Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our management has determined that as of December 31, 2024, the Company’s internal control over financial reporting was not effective for the purpose for which it is intended and determine there to be a material weakness.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2024:

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the Company’s fourth fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

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

Name	Age	Position
Xiaofeng Denton Peng	50	Director, Chairman of the Board, Chief Executive Officer
Michael Yung	60	Chief Financial Officer
Lewis W. Liu	62	Chief Operating Officer
HoongKhoeng Cheong	59	Director
Julia Yu	53	Independent Director
Yongmei (May) Huang	52	Independent Director
James Young	62	Independent Director

Set forth below is a brief biography of each director and named executive officer that contains information regarding the individual’s service as a director or named executive officer including business experience for the past five years. In addition, information for directors includes directorships held during the past five years, information concerning certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the individual should serve as a director for us.

Mr. Xiaofeng Denton Peng has served as our Chief Executive Officer since June 2023 and as our Chairman of the Board of Directors since December 2020. Mr. Peng has served as a director and the executive chairman of the board of directors of SPI Energy Co., Ltd., our largest shareholder, since January 10, 2011 and as the chief executive officer of SPI Energy Co. Ltd. since March 25, 2016. Mr. Peng founded LDK Solar Co., Ltd., or LDK, in July 2005 and is LDK’s chairman of the board and chief executive officer. Prior to founding LDK, Mr. Peng founded Suzhou Liouxin Co., Ltd., or Suzhou Liouxin, in March 1997 and was its chief executive officer until February 2006. Suzhou Liouxin is a leading manufacturer of personal protective equipment in Asia. Mr. Peng graduated from Jiangxi Foreign Trade School with a diploma in international business and from Beijing University Guanghua School of Management with an executive MBA degree.

Mr. Michael Yung has served as our CFO since April 2024. Prior to that, Mr. Yung served as Senior Vice President from 2015 and as Chief Financial Officer from 2019 to 2023 at Pingtan Marine Enterprise Ltd. (formerly Nasdaq: PME), one of the largest U.S.-listed marine services operating company in China, where he managed SEC filings, investor relations, and was instrumental in conducting financial audits and due diligence for mergers and acquisitions. Prior to that, Mr. Yung served as Managing Director of Terra Nova Natural Resources from 2008 to 2013. Mr. Yung previously served as Managing Director for Asia at European American Capital, where he initiated new regional operations and managed high-value commodity transactions. He also previously served as the Senior Vice President of UBS Paine Webber and the Vice President of Citicorp Investment Services. Mr. Yung holds a bachelor’s degree in marketing/finance from the New York Institute of Technology.

Mr. Lewis W. Liu has served as our COO since April 2024. Prior to that, Mr. Liu served as our SVP of Operations and SVP of Vehicle Program & Business Development since July 2022. Prior to that, from January 2019 to April 2022, Dr. Liu worked as VP of Business Development & Strategy, Corporate Process Executive and Quality Task Force Head at Karma Automotive, an EV manufacturer based in Irvine, CA. Dr. Liu was a founding team member at AiKar, a California based EV technology start-up. Dr. Liu served as the Head of the Global Charging Business and Head of Strategic Partnerships for Faraday Future, another California based EV start-up. In addition, Dr. Liu was the Lead Director of the automotive practice for KPMG Advisory (China) in Beijing, China. Dr. Liu served as general manager with full P&L responsibility for a business unit of a global Fortune 500 electronics manufacturer operating five plants in the region. Dr. Liu also acted as a plant manager and regional supply chain head for this global Fortune 500 company. Dr. Liu holds a Ph.D. in Automotive Engineering from Tsinghua University, an MBA in Finance from the University of Chicago, an MS in Artificial Intelligence from the University of Mississippi, and a BS in Computer Science from Beijing Polytechnic University.

Mr. HoongKhoeng Cheong has served as our director since December 2020. Mr. Cheong has served as chief operating officer of SPI Energy Co., Ltd. since May 2014. Mr. Cheong has more than 20 years of engineering and operation experience in the solar and electronics industries. He served in various management positions in LDK from 2011 to 2014 and he was appointed as the chairman of the management board and chief executive officer of Sunways AG, a publicly-listed company in Germany. He previously served as our general manager from 2007 to 2011 and was responsible for PV system design and development as well as the manufacturing of key components for PV modules and racking systems before joining LDK. Prior to joining the solar industry in 2007, Mr. Cheong spent 16 years in the electronics industry responsible for engineering development and manufacturing of liquid crystal display products and he served as the Vice President of Engineering of an affiliate of Flextronics International Ltd. Mr. Cheong holds a Bachelor of Science degree in mechanical engineering from the University of Louisiana and obtained his Master of Science in computer integrated manufacturing from Nanyang Technology University, Singapore.

Ms. Julia Yu has served as our director since May 2024. Ms. Yu has over two decades of finance, accounting, auditing, compliance, SEC reporting, mergers & acquisitions, and business reorganization experience from her work with various publicly traded companies. Ms. Yu has served as Chief Financial Officer and Treasurer at AppTech Payments Corp. (Nasdaq: APCX) since July 2023 and held the position at AppTech of Senior Vice President of Corporate Finance and Accounting since April 2022. From 2011 to 2022, Ms. Yu was Director, CFO Management Consultant at Caladrius Biosciences, Inc. (formerly Nasdaq: CLBS). Previously, she held senior finance, accounting, and management roles at global companies, including Unilever and Exxon Mobil. Recognized as a finalist for the Best Women CFO in San Francisco by Executive Finance International, Ms. Yu’s leadership extends beyond corporate finance. She has managed large-scale operations and strategic financial planning as a treasurer and executive board member for non-profit organizations, including a prestigious school with a long history and large student body. A Certified Public Accountant, Certified Internal Auditor and Chartered Global Management Accountant, Ms. Yu earned dual MBAs from Webster University and the Shanghai University of Finance and Economics. Her deep expertise encompasses significant M&As, capital raises, and complex pre-IPO and post-IPO financial management. Ms. Yu’s robust audit experience, both external and internal, provides her with a profound understanding of regulatory and compliance frameworks, vital in the evolving EV sector.

Ms. Yongmei (May) Huang has served as our director since May 2024. Ms. Huang has significant experience serving as controller and audit partner with extensive Big Four public accounting experience serving international corporate clients, including her current role as Audit Partner at TPS Thayer since 2024. Ms. Huang served as Audit Partner at WWC, P.C. from 2022 to 2024, Controller, Accounting at King & Wood Mallesons LLP from 2021 to 2022, Senior Manager, Accounting at Taiho Oncology, Inc. from 2020 to 2021, Senior Manager, IT Audit GRC at Friedman LLP from 2019 to 2020, Global Education Product Manager at Institute of Management Accountants from 2018 to 2019, Associate Director at KPMG International from 2017 to 2018 and Financial Statement Audit Manager/IT Audit Manager/Program Manager at Deloitte & Touche, LLP from 2001 to 2017. Ms. Huang received a Master of Business in Fashion from Rutgers University and a Bachelor of Science, Accounting from Metropolitan State University, Colorado.

Mr. James Young has served as our director since May 2024. Mr. Young has expert experience in the solar and semiconductor industries, especially in industry technology and application strategy. Mr. Young has served as Founder and CEO of SunX Solar, LLC, a residential solar installation company, since 2012, and as Founder and CEO of ModuRack, Inc., a provider of solar panel installation solutions, since 2016. Mr. Young has a PhD in Physics and an M.S. in Computer Science from the State University of New York at Albany and a B.S. in Physics from the University of Science and Technology Beijing.

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

Board of Directors

Our board of directors currently consists of five directors, three of whom satisfy the “independence” requirements of Rule 10A-3 under the Exchange Act and Rule 5605 of the Nasdaq Listing Rules. The Board of Directors has determined that Julia Yu, Yongmei (May) Huang and James Young are independent under Rule 5605(a)(2) of the Nasdaq Listing Rules.

A director is not required to hold any shares in the Company by way of qualification. A director who is in any way, whether directly or indirectly, interested in a contract or transaction or proposed contract or transaction with our company must declare the nature of his or her interest at a meeting of the directors. Subject to the Nasdaq Listing Rules and disqualification by the chairman of the relevant board meeting, a director may vote in respect of any contract or transaction or proposed contract or transaction notwithstanding that he or she may be interested therein and if he or she does so his or her vote shall be counted and he or she may be counted in the quorum at the relevant board meeting at which such contract or transaction or proposed contract or transaction is considered. Our board of directors may exercise all of the powers of our Company to borrow money, to mortgage or charge our undertakings, property and uncalled capital, and to issue debentures or other securities whenever money is borrowed or pledged as security for any debt, liability or obligation of our Company or of any third party.

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

The Board of Directors held 12 meetings during 2024. During 2024, no director attended fewer than 75% of the meetings of the Board of Directors and Board committees of which the director was a member.

Committees of the Board of Directors

We have an audit committee, a compensation committee and a nominating and corporate governance committee, comprised solely of independent directors.

Audit Committee

The Audit Committee consists of Julia Yu, Yongmei (May) Huang and James Young and is chaired by Ms. Yu. The Board has determined that Julia Yu is an audit committee financial expert, as defined by the SEC rules. The audit committee assists the Board’s oversight of (1) the quality and integrity of our financial statements and related disclosure, (2) our compliance with legal and regulatory requirements, (3) the independent auditor’s qualifications and independence, (4) the performance of our internal audit function and independent auditors and (5) related-party transactions. The audit committee is responsible for, among other things:

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

The Audit Committee held three meetings during 2024.

Compensation Committee

The Compensation Committee consists of Julia Yu, Yongmei (May) Huang and James Young and is chaired by Ms. Huang. The primary purpose of the Compensation Committee is to assist the Board of Directors in discharging its responsibilities with respect to compensation of the Company’s executive officers and subsidiary presidents and to provide recommendations to the Board in connection with directors’ compensation. The Compensation Committee’s primary duties and responsibilities are to:

●	develop guidelines for and determine the compensation and performance of the executive officers of the Company (in the case of the Chief Executive Officer’s compensation, without the Chief Executive Officer being present);

●	recommend to the Board incentive and equity-based plans and administer such plans, oversee compliance with the requirements under the Nasdaq listing standards that stockholders of the Company approve equity incentive plans (with limited exceptions under such standards), and approve grants of equity and equity-based awards;

●	review any recommendations from the Chief Executive Officer with respect to compensation for the other executive officers, including benefits and perquisites, incentive compensation plans and equity-based plans for recommendation to the Board;

●	oversee risks relating to the Company’s compensation policies, practices and procedures;

●	review and discuss with management the proxy disclosures regarding executive compensation required to be included in the Company’s proxy statement and periodic reports with the SEC, each in accordance with applicable rules and regulations of the SEC and other authority;

●	evaluate the results of the stockholder advisory vote on executive compensation when held;

●	review director compensation levels and practices, and recommend, from time to time, changes in such compensation levels and practices to Board with equity ownership in the Company encouraged.

The Compensation Committee receives input and recommendations from the Company’s executive officers (except with respect to such executive officer’s own compensation) but is not bound by such recommendations. These recommendations are generally based on each executive officer’s individual performance as well as his or her knowledge of each executive officer’s job responsibilities, seniority, expected contributions and his or her understanding of the competitive market for such executives. Each Compensation Committee member is independent and satisfies the applicable requirements for Compensation Committee membership under the Nasdaq rules and is a “non-employee director” as defined in Rule 16b-3 under the Exchange Act.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (the “Nominating Committee”) consists of Julia Yu, Yongmei (May) Huang and James Young and is chaired by Mrs. Young. The purpose of the Nominating Committee is to:

●	identify, evaluate and recommend individuals qualified to become members of the Board, consistent with criteria approved by the Board;

●	select, or recommend that the Board select the director nominees to stand for election at each annual or special meeting of stockholders of the Company in which directors will be elected or to fill vacancies on the Board;

●	develop and recommend to the Board a set of corporate governance principles applicable to the Company, as the Committee deems appropriate;

●	oversee the annual performance evaluation of the Board and its committees and management;

●	otherwise take a leadership role in shaping and providing oversight of the corporate governance of the Company, including recommending directors eligible to serve on all committees of the Board.

Each Nominating Committee member is independent under the Nasdaq rules.

Although the Nominating Committee has not formulated any specific minimum qualifications that the committee believes must be met by a director-nominee that the committee recommends to the Board, the factors it will take into account will include judgement, skill, diversity, experiences with businesses and other organizations of comparable size and scope, the interplay of the candidate’s experience with the experience of other directors, and the extent to which the candidate would be a desirable addition to the Board of Directors and any committees of the Board. The Nominating Committee may engage consultants or third-party search firms to assist in identifying and evaluating potential nominees and may also seek referrals from other members of the Board, management, stockholders and other sources. Evaluations of candidates generally involve a review of background materials, internal discussions and interviews with selected candidates, as appropriate. Upon selection of a qualified candidate, the Nominating Committee recommends the candidate for consideration by the full Board.

Duties of Directors

Our directors owe to us fiduciary duties, including a duty of loyalty, a duty to act honestly and a duty to act in what they consider in good faith to be in our best interests. Our directors also have a duty to exercise the skill they actually possess and such care and diligence that a reasonably prudent person would exercise in comparable circumstances. In fulfilling their duty of care to us, our directors must ensure compliance with our certificate of incorporation, as amended and restated from time to time. Our Company has the right to seek damages if a duty owed by our directors is breached.

Terms of Directors and Executive Officers

The members of the Board serve until their successors are duly elected and have qualified. Our officers are appointed by and serve at the discretion of the board of directors. A director will cease to be a director if, among other things, the director (i) becomes bankrupt or makes any arrangement or composition with his or her creditors; (ii) dies or is found by our company to be or becomes of unsound mind; (iii) resigns his or her office by written notice to the Company; (iv) the board resolves that his or her office be vacated; or (v) is removed from office pursuant to any other provision of our certificate of incorporation.

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board

We do not currently have a procedure by which security holders may recommend nominees to the Board.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. We believe that, during the fiscal year ended December 31, 2024, all filing requirements Section 16(a) of the Securities Exchange Act of 1934 were not applicable to our officers, directors and greater than ten percent beneficial owners.

Code of Ethics

Our board of directors believes in strict adherence to the highest standards of business ethics and responsibility. We have thus adopted a code of business conduct and ethics that applies to us and our directors, officers, employees and advisors. Certain provisions of the code apply specifically to our chief executive officer, chief financial officer, senior operating officer and any other persons who perform similar functions for us. We have filed this code of business conduct and ethics as an exhibit to this annual report on Form 10-K. The code of business conduct and ethics is also available at our website at www.phoenixev.ai.

ITEM 11. Executive Compensation

Summary Compensation Table

The following Summary Compensation Table summarizes the total compensation accrued for our named executive officers in each of fiscal 2024 and 2023.

	Fiscal Year		Stock and		All other
	Ended	Salary	Options		Compensations
Name and Principal Position	December 31,	($)	Awards($)		($)	Total ($)
Xiaofeng Peng	2024	506,000	18,000	(1)	—	524,000
(Director, Executive Chairman of Board Director, Chief Executive Officer)	2023	158,877	—		—	158,877

Michael Yung	2024	131,125	8,640	(3)	—	139,765
(Chief Financial Officer)(2)	2023	—	—		—	—

Lewis W Liu	2024	145,159	45,726	(4)	—	190,885
(Chief Operating Officer)	2023	200,000	—		—	200,000

(1)	Consists of 500,000 shares of Phoenix’s common stock granted in 2024 under its 2021 Plan, which options vest over four years, provided Mr. Peng remains in continuous service with Phoenix during the vesting period, with 25% vesting on each of the first, second, third and fourth anniversary of the grant date, exercisable at $0.34 per share and expiring 10 years from the grant date.

(2)	Mr. Yung joined the Company on April 17, 2024.

(3)	Consists of 240,000 shares of Phoenix’s common stock granted in 2024 under its 2021 Plan, which options vest over four years, provided Mr. Yung remains in continuous service with Phoenix during the vesting period, with 25% vesting on each of the first, second, third and fourth anniversary of the grant date, exercisable at $0.34 per share and expiring 10 years from the grant date.

Employment Agreements

We have entered into at-will employment agreements with each of our executive officers. These employment agreements became effective on the signing date and will remain effective through 2025. We may terminate an executive officer’s employment for cause for certain acts of the officer, including, but not limited to, conviction of a felony, any act involving moral turpitude, or a misdemeanor where imprisonment is imposed; commission of any act of theft, fraud, dishonesty, or falsification of any employment or Company records; improper disclosure of the Company’s confidential or proprietary information; any action that has a detrimental effect on the Company’s reputation or business; or failure to perform agreed duties. We may also terminate an executive officer’s employment without cause. Each of us or the relevant executive officer may terminate the employment by giving advance written notice. We may renew the employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth, for each named executive officer, information regarding unexercised stock options, unvested stock awards, and equity incentive plan awards outstanding as of December 31, 2024.

OUTSTANDING EQUITY AWARDS AT 2024 FISCAL YEAR END
	OPTION AWARDS					STOCK AWARDS
Equity
								Equity	Incentive Plan
								Incentive Plan	Awards:
								Awards:	Market or
								Number	Payout
			Equity					of	Value of
			Incentive				Market	Unearned	Unearned
			Plan			Number	Value of	Shares,	Shares,
			Awards:			of Shares	Shares or	Units or	Units or
	Number of	Number of	Number of			or Units	Units of	Other	Other
	Securities	Securities	Securities			of Stock	Stock	Rights	Rights
	Underlying	Underlying	Underlying			That	That	That	That
	Unexercised	Unexercised	Unexercised	Option	Option	Have Not	Have Not	Have Not	Have Not
	Options(#)	Options(#)	Unearned	exercise	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Option(#)	Price($)	Date	(#)	($)	($)	($)
Xiaofeng Denton Peng, CEO	1,050,000	—	—	1.72	1/24/2031	—	—	—	—
Xiaofeng Denton Peng, CEO	—	—	500,000	0.34	7/1/2034	—	—	—	—
Michael Yung, CFO	—	—	240,000	0.34	7/1/2034	—	—	—	—
Lewis W Liu, COO	—	50,000	50,000	1.72	9/30/2032	—	—	—	—
Lewis W Liu, COO	—	—	200,000	0.34	7/1/2034	—	—	—	—

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

Compensation of Directors

The following table sets forth information regarding compensation of each director, excluding our executive director, Xiaofeng Denton Peng, who does not receive compensation in his capacity as executive director, for fiscal 2024.

FISCAL 2024 DIRECTOR COMPENSATION
	Fees				Non-Equity	Nonqualified
	Earned or	Stock	Option		Incentive Plan	Deferred	All Other
	Paid in	Awards	Awards		Compensation	Compensation	Compensation
Name	Cash ($)	($)	($)		($)	Earnings ($)	($)	Total ($)
Julia Yu	30,479	—	1,800	(1)	—	—	—	32,279
Yongmei Huang	24,384	—	2,160	(2)	—	—	—	26,544
James Young	24,384	—	1,800	(3)	—	—	—	26,184
HoongKhoeng Cheong	—	—	1,800	(4)	—	—	—	1,800
John F. Perkowski (Former Director)	6,250	—	—		—	—	—	6,250
Steven E. Stivers (Former Director)	5,000	—	—		—	—	—	5,000
Sam Van (Former Director)	5,000	—	—		—	—	—	5,000
Zhenxing Fu (Former Director)	5,000	—	—		—	—	—	5,000

(1)	Consists of 50,000 shares of Phoenix’s common stock granted in 2024 under its 2021 Plan, which options vest over four years, provided Ms. Yu remains in continuous service with Phoenix during the vesting period, with 25% vesting on each of the first, second, third and fourth anniversary of the grant date, exercisable at $0.34 per share and expiring 10 years from the grant date.

(2)	Consists of 60,000 shares of Phoenix’s common stock granted in 2024 under its 2021 Plan, which options vest over four years, provided Ms. Huang remains in continuous service with Phoenix during the vesting period, with 25% vesting on each of the first, second, third and fourth anniversary of the grant date, exercisable at $0.34 per share and expiring 10 years from the grant date.

(3)	Consists of 50,000 shares of Phoenix’s common stock granted in 2024 under its 2021 Plan, which options vest over four years, provided Mr. Young remains in continuous service with Phoenix during the vesting period, with 25% vesting on each of the first, second, third and fourth anniversary of the grant date, exercisable at $0.34 per share and expiring 10 years from the grant date.

(4)	Consists of 50,000 shares of Phoenix’s common stock granted in 2024 under its 2021 Plan, which options vest over four years, provided Mr. Cheong remains in continuous service with Phoenix during the vesting period, with 25% vesting on each of the first, second, third and fourth anniversary of the grant date, exercisable at $0.34 per share and expiring 10 years from the grant date.

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

Administration. The 2021 Plan is administered by the compensation committee of the Board, which compensation committee consists of two of more members of the board, each of whom is a “non-employee director” within the meaning of Rule 16b-3 promulgated under the Exchange Act and independent” for purposes of any applicable listing requirements. Among other things, the committee has complete discretion, subject to the express limits of the 2021 Plan, to determine the directors, employees and nonemployee consultants to be granted an award, the type of award to be granted the terms and conditions of the award, the form of payment to be made and/or the number of shares of common stock subject to each award, the exercise price of each option and base price of each stock appreciation right (“SAR”), the term of each award, the vesting schedule for an award, whether to accelerate vesting, the value of the common stock underlying the award, and the required withholding, if any. The compensation committee may amend, modify or terminate any outstanding award, provided that the participant’s consent to such action is required if the action would impair the participant’s rights or entitlements with respect to that award. The compensation committee is also authorized to construe the award agreements, and may prescribe rules relating to the 2021 Plan. Notwithstanding the foregoing, the compensation committee does not have any authority to grant or modify an award under the 2021 Plan with terms or conditions that would cause the grant, vesting or exercise thereof to be considered nonqualified “deferred compensation” subject to Code Section 409A.

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

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 20, 2025 for:

●	each of our named executive officers;

●	each of our directors;

●	all of our executive officers and directors as a group; and

●	each stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days and shares of common stock underlying restricted stock units that may be settled within 60 days of May 20, 2025.

The percentage ownership columns in the table is based on 49,280,432 shares of our common stock issued and outstanding as of May 20, 2025.

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

		Shares		Total Amount
	Vested	Issued and		Beneficially		% Beneficially
Name of Beneficial Owner	Options(12)	Outstanding		Owned)(1)		Owned
More than 5% Stockholders:
Palo Alto Clean Tech Holding Limited	—	12,000,000		12,000,000	(2)	24.4%
EdisonFuture, Inc.	—	5,500,000		5,500,000	(3)	11.2%
Sherman Development LLC(10)	—	868,261		4,341,305	(4)	8.8%
ATI Chemicals LLC(10)	—	870,000		4,350,000	(5)	8.8%
EXO Commodity Solution LLC(10)	—	870,000		4,350,000	(6)	8.8%
WWJ Group, Inc.(10)	—	870,000		4,350,000	(7)	8.8%
World Trade Technology LLC(10)	—	2,173,913		4,347,826	(8)	8.8%
Barton Global LLC(10)	—	1,478,260		2,956,520	(9)	6.0%

Named Executive Officers and Directors
Xiaofeng Denton Peng	1,050,000	12,150,000	(2)	13,200,000	(11)	26.2%
Michael Yung	—	—		—		*
Lewis W. Liu	50,000	—		50,000		*
HoongKhoeng Cheong	18,750	—		18,750		*
Julia Yu	—	—		—
Yongmei (May) Huang	—	—		—
James Young	—	—		—

All Directors and Named Executive Officers as a group (7 persons)	1,118,750	12,150,000		13,268,750	(13)	26.3%

* Less than 1%.

(1) The number of shares of common stock beneficially owned includes (i) shares issued and outstanding and (ii) stock options exercisable (including options that will be exercisable within 60 days after May 20, 2025) and includes any shares of common stock that may be issued upon exercise of the warrants issued in 2023 and 2024 that are exercisable within 60 days after May 20, 2025.

(2) Palo Alto Clean Tech Holding Ltd (“PACT”) is an exempted limited company organized under the laws of the British Virgin Islands. The principal address of PACT is 740 Mayview Avenue, Palo Alto, CA 94303. Mr. Xiaofeng Denton Peng, a natural person, who is also the Chairman and CEO of the Company, and his spouse Tracy Zhou are the sole directors of PACT.

(3) Includes shares owned by EdisonFuture, Inc., a Delaware corporation wholly owned by SPI Solar, Inc., a wholly owned subsidiary of SPI Energy Co., Ltd., a Cayman Islands company listed on Nasdaq. The principal address of SPI Solar, Inc. is at 4677 Old Ironsides Drive #190, Santa Clara, CA 95054. Our Chairman and CEO, Xiaofeng Denton Peng, is also the sole director of EdisonFuture, Inc., and is the chairman and principal stockholder of SPI Energy Co., Ltd.

(4) Sherman Development LLC purchased 868,261 shares and 3,473,044 warrants, with each warrant exercisable at $2.00 per share of common stock, and has a principal address of 58 Sherman Lumber Company Rd., Stacyville, ME 04777. The number of shares beneficially owned assumes the exercise of all outstanding warrants exercisable within 60 days of May 20, 2025 (also see Note 10).

(5) ATI Chemicals LLC purchased 870,000 shares and 3,480,000 warrants, with each warrant exercisable at $2.00 per share of common stock, and has a principal address of 38 Spruce Meadows Dr., Monroe, NJ 08831. The number of shares beneficially owned assumes the exercise of all outstanding warrants exercisable within 60 days of May 20, 2025 (also see Note 10).

(6) EXO Commodity Solution LLC purchased 870,000 shares and 3,480,000 warrants, with each warrant exercisable at $2.00 per share of common stock, and has a principal address at Suite 106, 195 US 9 South, Manalapan, NJ 07726. The number of shares beneficially owned assumes the exercise of all outstanding warrants exercisable within 60 days of May 20, 2025 (also see Note 10).

(7) WWJ Group, Inc. purchased 870,000 shares and 3,480,000 warrants, with each warrant exercisable at $2.00 per share of common stock, and has a principal address at 83-07 Queens Blvd, Elmhurst, New York 11373. The number of shares beneficially owned assumes the exercise of all outstanding warrants exercisable within 60 days of May 20, 2025 (also see Note 10).

(8) World Trade Technology LLC purchased in the registered direct public offering 2,173,913 shares of common stock and 2,173,913 warrants, with each warrant exercisable at $2.00 per share of common stock, and has a principal address at 81A Hampshire Rd, Great Neck, NY 11023. The number of shares beneficially owned assumes the exercise of all outstanding warrants exercisable within 60 days of May 20, 2025 (also see Note 10).

(9) Barton Global LLC purchased in the registered direct public offering 1,478,260 shares of common stock and 1,478,260 warrants, with each warrant exercisable at $2.00 per share of common stock, and has a principal address at 240 East Shore Road, Great Neck, NY 11023. The number of shares beneficially owned assumes the exercise of all outstanding warrants exercisable within 60 days of May 20, 2025 (also see Note 10).

(10) The number of shares beneficially owned assumes the full exercise of all outstanding warrants of each individual investor exercisable within 60 days of May 20, 2025.

(11) Includes shares owned beneficially or deemed to be owned beneficially by Xiaofeng Denton Peng as follows: (a) 12,150,000 shares of common stock directly and with respect to which he as sole voting and investment power, including 12,000,000 shares owned by PACT; and (b) 1,050,000 shares of common stock underlying stock options. Does not include Mr. Peng’s indirect beneficial ownership of shares through his equity ownership in SPI Energy Co., Ltd.

(12) Represents shares of common stock underlying stock options owned beneficially or deemed to be owned beneficially.

(13) See notes (1), (2), (3) and (12).

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the year ended December 31, 2024, the Group borrowed $1.0 million from SPI. The loan is due on demand and bears 12% interest per annum. Including the loan payable due to SPI as of December 31, 2023 of $0.9 million, a total of $1.9 million loan principal was repaid by the Group and there was no balance due to SPI as of December 31, 2024.

During the year ended December 31, 2024, the Group collected $130 thousand from SolarJuice Co., Ltd for sales of electric forklift during 2023. During the year ended December 31, 2024, SolarJuice Co., Ltd billed the Group storage fee of $128 thousand which is paid in full as of December 31, 2024. At December 31,2024, there was no balance due to SolarJuice Co., Ltd.

During the year ended December 31, 2024, SPI borrowed $316 thousand from the Group, and the loan principal was paid in full as of December 31, 2024. During the year ended December 31, 2024, SPI billed the Group $794 thousand for legal, human resources and IT services provided by SPI employees and $766 thousand was paid, remaining $28 thousand was outstanding at of December 31, 2024.

On June 22, 2024, the Group entered into a loan agreement with SPI. In the agreement, the Group agreed to lend up to an aggregate amount of $3.0 million to SPI at a rate of 12% per annual. SPI must repay each loan along with the unpaid and accrued interest within the year from the date the loan was received. On June 25, 2024 and July 15, 2024, the Group lent $0.5 million and $1.7 million, respectively, to SPI under the loan agreement. On August 9, 2024, $2.2 million of loan principal was repaid in full by SPI and on December 31, 2024, $22 thousand of interest was paid in full by SPI. On October 1, 2024, both parties agreed to terminate the loan agreement between the Group and SPI.

On March 6, 2024, SPI entered into a Deed of Settlement with its creditor, Streeterville Capital, LLC (“Streeterville”) to settle the unpaid balances of certain convertible notes via installment payments as agreed in the Deed of Settlement. As of part of this Deed of Settlement, the Group, as the guarantor, covenants to Streeterville to pay and satisfy on demand all liabilities due from SPI to Streeterville with a total amount of $15.0 million. On September 6, 2024, Streeterville provided a Deed of Release of Guarantor to the Group, confirming that Streeterville releases and discharges the Group from all past, present and future liability to Streeterville under the guarantee to Streeterville for SPI and also from all actions, claims and demands under or in connection with this guarantee.

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

Director Independence

The Board has determined that Julia Yu, Yongmei (May) Huang, and James Young are “independent” under the current independence standards of Rule 5605(a)(2) of the Nasdaq Rules and meet the criteria set forth in Rule 10A(m)(3) under the Exchange Act.

ITEM 14. Accountant Fees and Services

The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by Yu Certified Public Accountant PC, our current principal external auditor, and Marcum Asia CPAs LLP, our former principal external auditor for the periods indicated.

	2024	2023
Audit fees (1) – Marcum Asia CPAs LLP	$250,000	$350,000
Audit fees (1) – Yu Certified Public Accountant PC	280,000	—
Audit-related fees (2)	—	—
Tax fees	—	—
All other fees	—	—
Total	$530,000	$350,000

(1)	Audit fees consist of fees billed for professional services rendered for the audit and review of our financial statements and services that are normally provided by the above auditors in connection with statutory and regulatory fillings or engagements.

(2)	Audit related fees consist of assurance and related services that are reasonably related to the performance of audit or review of our financial statements related to our SEC filings.

Consistent with the rules of the SEC regarding auditor independence, our Board of Directors is responsible for the appointment, compensation and oversight of the work of our independent registered public accounting firm. Our Board asks our independent registered public accounting firm to provide a detailed description of its services each year as a basis for its decision-making. The Board evaluates the proposals based on four categories: audit services, audit-related services, tax services, and other services; and determines the proper arrangement for each service according to its judgment as to our needs over the coming year. Our Board pre-approves all audit and non-audit services to be performed by our independent registered public accounting firm. The Board pre-approved 100% of the audit and audit-related services performed by the independent registered public accounting firms described above in fiscal years 2024 and 2023.

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

PART IV

ITEM 15 Exhibits, Financial Statements and Schedules

(a) 1. Financial Statements

The following are contained in this Annual Report on Form 10-K:

●	Reports of Independent Registered Public Accounting Firm.
●	Consolidated Balance Sheets as of December 31, 2024 and 2023.
●	Consolidated Statements of Operations for the years ended December 31, 2024 and 2023.
●	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2024 and 2023.
●	Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023.
●	Notes to the Consolidated Financial Statements.

The Consolidated Financial Statements, Notes to the Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm listed above are filed as part of this Annual Report and are set forth on pages F-1 through F-33 immediately following the signature page of this Annual Report.

(a) 2. Financial Statement Schedules

None.

(a) 3. Exhibits

Exhibit Number
3.1	Certificate of Incorporation of the Registrant, as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).
3.2	Certificate of Amendment of Certificate of Incorporation of Phoenix Motor Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).
3.3	Bylaws of the Registrant (incorporated by reference to Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).
3.4	Certificate of Amendment to Amended Certificate of Incorporation of Phoenix Motor Inc. (incorporated by reference to Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).
3.5	Second Certificate of Amendment to Amended Certificate of Incorporation of Phoenix Motor Inc. (incorporated by reference to Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261384), filed with the SEC on April 20,2022).
3.6	Certificate of Correction to the Second Certificate of Amendment to the Amended Certificate of Incorporation (incorporated by reference to Exhibit 3.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on May 17, 2022).
3.7	Third Certificate of Amendment to Certificate of Incorporation of Phoenix Motor Inc. (incorporated by reference to Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261384), filed with the SEC on May 17, 2022).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).
4.2	Stock Option Agreement dated January 24, 2021 between the Company and Xiaofeng Peng. (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).
4.3**	Description of Securities
10.1	Phoenix Motor Inc. Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).
10.2	Form of Phoenix Motor Inc. Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).
10.3	Employment Agreement between Jose Paul Plackal and Phoenix Car, LLC dated September 27, 2021 (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-261384), filed with the SEC on May 17, 2022).
10.4	Sublease Agreement between Phoenix Cars LLC and NMNC Group dated June 24, 2021 (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).
10.5	SBA EIDL Loan Agreement dated May 26, 2020 (incorporated by reference to Exhibit 10.11 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).
10.6	PPP Loan Agreement dated Jan 21, 2021 (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).
14.1	Code of Ethics of Phoenix Motor Inc. (incorporated by reference to Exhibit 14.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).
21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-261384), filed with the SEC on November 29, 2021).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Phoenix Motor Inc. Clawback Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page iXBRL tags are embedded within the inline XBRL document.

*	Filed herewith
**	Furnished herewith

ITEM 16 Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 30, 2025	By:	/s/ Xiaofeng Peng
	Name:	Xiaofeng Peng
	Title:	Chief Executive Officer and Chairman

Date: May 30, 2025	By:	/s/ Michael Yung
	Name:	Michael Yung
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 30, 2025	By:	/s/ Xiaofeng Peng
	Name:	Xiaofeng Peng
	Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Date: May 30, 2025	By:	/s/ Michael Yung
	Name:	Michael Yung
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

Dated: May 30, 2025	By:	/s/ Julia Yu
	Name:	Julia Yu
	Title:	Director

Dated: May 30, 2025	By:	/s/ Yongmei Huang
	Name:	Yongmei Huang
	Title:	Director

Dated: May 30, 2025	By:	/s/ James Young
	Name:	James Young
	Title:	Director

Dated: May 30, 2025	By:	/s/ HoongKhoeng Cheong
	Name:	HoongKhoeng Cheong
	Title:	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Phoenix Motor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Phoenix Motor Inc. (the “Company”) and its subsidiaries (collectively referred to as the “Group”), as of December 31, 2024, the related consolidated statement of operations, consolidated statement of changes in stockholders’ equity (deficit), and consolidated statement of cash flows, for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Group as of December 31, 2024, and the results of its operations and its cash flows, for the year ended December 31, 2024, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Group will continue as a going concern. As discussed in Note 2 of the consolidated financial statements, the Group has incurred operating losses, and negative cash flows from operating activities. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on the Group’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Group in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Group is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Group’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Yu Certified Public Accountant, P.C. (PCAOB ID: 5910)

We have served as the Group’s auditor since 2025.

New York, New York
May 30, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Phoenix Motor Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Phoenix Motor Inc. (the “Company”) as of December 31, 2023, the related consolidated statement of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2023 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum Asia CPAs LLP

Marcum Asia CPAs LLP

We have served as the Company’s auditor from 2021 to 2025.

New York, New York

April 15, 2024

PHOENIX MOTOR INC.

CONSOLIDATED BALANCE SHEETS

(In US$ thousands, except for share and per share data)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$764	$31
Restricted cash, current	—	3,252
Accounts receivable, net	4,015	451
Inventories	40,760	1,796
Prepaid expenses and other current assets, net	1,699	356
Amount due from a related party	—	130
Battery lease receivables	4,767	—
Total current assets	52,005	6,016
Property and equipment, net	3,784	1,119
Operating lease right-of-use assets	1,724	—
Net investment in leases	64	230
Goodwill	—	4,271
Total assets	$57,577	$11,636
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$4,265	$3,529
Accrued liabilities	6,685	926
Advance from customers, current	4,713	167
Deferred income	1,494	362
Warranty reserve, current	4,380	289
Lease liabilities, current	1,845	1,303
Amounts due to a related party	28	863
Short-term borrowing	1,010	961
Derivative liability	33	1,156
Warrant liability	1,278	—
Convertible notes, current	485	1,320
Long-term borrowing, current	3	5
Total current liabilities	26,219	10,881
Lease liabilities, noncurrent	1,239	2,696
Warranty reserve, noncurrent	9,909	—
Advance from customers, noncurrent	2,036	2,214
Convertible notes, noncurrent	—	540
Long-term borrowings	138	144
Deferred tax liabilities	7,716	—
Total liabilities	47,257	16,475
Commitments and contingencies (Note 21)
Equity:
Common stock, par $0.0004, 450,000,000 shares authorized, 42,674,864 and 21,900,918 shares issued and outstanding as of December 31, 2024 and 2023, respectively	17	9
Additional paid-in capital	51,578	44,359
Accumulated deficit	(41,275)	(49,207)
Total stockholders’ equity (deficit)	10,320	(4,839)
Total liabilities and stockholders’ equity (deficit)	$57,577	$11,636

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX MOTOR INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In US$ thousands, except for share and per share data)

	Year Ended	Year ended
	December 31,	December 31,
	2024	2023
Revenues - third parties	$31,154	$3,011
Revenues - related parties	—	111
Total revenues	31,154	3,122
Cost of revenues	24,099	3,398
Gross profit (loss)	7,055	(276)
Operating expenses:
Selling, general and administrative	33,752	14,902
Provision for credit loss	—	360
Impairment of long-lived assets	—	4,968
Impairment of goodwill	4,271	—
Operating loss	(30,968)	(20,506)

Other income (expense):
Interest expense, net	(4,531)	(606)
Loss on sales-type leases	—	(98)
Loss on warrants issued for private placement	(7,432)	—
Gain (loss) on change in fair value of derivative liability	641	(319)
Gain on change in fair value of warrant liability	15,227	—
Employee retention credit	—	697
Bargain purchase gain	38,271	—
Others	213	209
Total other income (expense), net	$42,389	$(117)
Income (loss) before income taxes	11,421	(20,623)
Income tax expenses	(3,489)	(22)
Net income (loss)	$7,932	$(20,645)

Net earnings (loss) per share of common stock:
Basic	$0.22	$(0.97)
Diluted	$0.21	$(0.97)
Weighted average common stocks outstanding
Basic	35,497,296	21,199,023
Diluted	36,589,071	21,199,023

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX MOTOR INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In US$ thousands, except for share and per share data)

			Additional
		Common	Paid-In	Accumulated
	Shares*	Stock	Capital	Deficit	Total
Balance as of December 31, 2022	20,277,046	$8	$40,836	$(28,562)	$12,282
Net loss	—	—	—	(20,645)	(20,645)
Issuance of common stock per standby equity purchase agreement	1,546,545	1	1,914	—	1,915
Issuance of Warrants in connection with convertible notes	—	—	1,471	—	1,471
Issuance of restricted shares to TJ capital to repay consulting fee	77,327	—	100	—	100
Stock-based compensation	—	—	38	—	38
Balance as of December 31, 2023	21,900,918	$9	$44,359	$(49,207)	$(4,839)
Net income	—	—	—	7,932	7,932
Issuance of common stock for convertible note conversion	8,937,923	3	2,675	—	2,678
Issuance of common stock for settlement with vendors	1,365,261	1	1,692	—	1,693
Issuance of restricted shares to Wisdom Financial to repay loan interest (Note 16)	180,202	—	270	—	270
Issuance of common stock for private placements	10,290,560	4	2,027	—	2,031
Reclass of derivative liability upon conversion of related convertible notes	—	—	482	—	482
Stock-based compensation	—	—	73	—	73
Balance as of December 31, 2024	42,674,864	$17	$51,578	$(41,275)	$10,320

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX MOTOR INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In US$ thousands)

	Years ended December 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	7,932	(20,645)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,836	1,191
Loss on disposal of fixed assets	284	84
Provision for credit loss	—	360
Write-down of inventories	—	289
Amortization of debt discount of convertible notes	1,490	327
(Gain) loss on change in fair value of derivative liability	(641)	319
Gain on change in fair value of warrant liability	(15,227)	—
Loss on warrants issued during private placements	7,432	—
Gain on forgiveness of long-aged payables	—	(137)
Impairment of long-lived asset	—	4,968
Impairment of goodwill	4,271	—
Warranty reserve	(994)	(36)
Loss on sales-type leases	—	98
Amortization of right-of-use assets	938	816
Bargain purchase gain	(38,271)	—
Share-based compensation	73	38
Warrants issued in connection with unclosed convertible note offering	—	881
Deferred tax liability	3,489	—

Changes in operating assets and liabilities:
Accounts receivable	(3,564)	1,153
Inventories	17,456	1,748
Battery lease receivable	1,633	—
Prepaid expenses and other assets	(1,343)	1,075
Accounts payable	2,429	2,332
Accrued liabilities and other liabilities	6,584	393
Deferred revenue	1,132	(45)
Advance from customer	4,368	1,151
Lease liability	(3,577)	(349)
Net investment in leases	166	282
Amount due to a related party	—	17
Amount due from a related party	158	38
Net cash used in operating activities	(1,946)	(3,652)

Cash flows from investing activities:
Purchase of property, plant and equipment	(113)	(93)
Loan to a related party	(2,566)	—
Proceeds from repayment from a related party	2,566	—
Acquisition of Proterra	(10,000)	—
Net cash used in investing activities	(10,113)	(93)

Cash flows from financing activities:
Repayment of borrowings	(4,939)	(1)
Proceeds from borrowings	4,980	961
Proceeds from issuance of convertible notes	—	2,960
Repayment of a related party borrowing	(1,914)	(1,336)
Proceeds from a related party borrowing	1,051	2,140
Proceeds received from private placements	11,104	—
Proceeds received from standby equity purchase agreement	—	1,915
Repayment of convertible notes	(742)	—
Net cash generated from financing activities	9,540	6,639

(Decrease) increase in cash, cash equivalents and restricted cash	(2,519)	2,894
Cash, cash equivalents and restricted cash at beginning of year	3,283	389

Cash, cash equivalents and restricted cash at end of year	764	3,283

Reconciliation of cash, cash equivalents, and restricted cash to the consolidated balance sheets
Cash and cash equivalents	764	31
Restricted cash, current	—	3,252
Total cash, cash equivalents, and restricted cash	764	3,283

Supplemental cash flow information:
Interest paid	2,011	153
Income tax paid	—	22
Non-cash activities:
Right of use assets obtained in exchange for operating lease obligations	2,641	404
Derivative liabilities recorded as debt discount	—	837
Warrants recorded as debt discount	—	590
Inventories transferred to property and equipment	434	727
Issuance of common stock for convertible note conversion	2,678	—
Reclass of derivative liability to additional paid-in capital upon conversion of related convertible notes	482	—
Issuance of common stock to Wisdom Financial to repay the consulting fee	270	—
Issuance of common stock for settlement with vendors	1,693	—

The accompanying notes are an integral part of these consolidated financial statements.

PHOENIX MOTOR INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in US$ thousands, except share and per share data)

1. Description of Business and Organization

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

Phoenix Motor was incorporated in the state of Delaware on October 20, 2020. EdisonFuture, Inc. (“EdisonFuture”), a subsidiary of SPI Energy Co., Ltd (“SPI”), was the parent company of Phoenix Motor. On November 12, 2020, EdisonFuture acquired 100% of the membership interests of PCL and PML. Simultaneously, EdisonFuture effected the transfer of 100% of the membership interests of PCL and PML to Phoenix Motor.

The Company’s third operating subsidiary, EdisonFuture Motor, Inc., was established in July 2021 to focus on development of its pickup trucks and last mile utility vans business.

On September 26, 2023, EdisonFuture sold shares of the Company’s common stock owned by it, representing 56.36% of the outstanding shares of the Company, to Palo Alto Clean Tech Holding Limited (“Palo Alto”), an entity owned and controlled by Mr. Xiaofeng Denton Peng, the Company’s Chairman of the Board of Directors and CEO. After this transaction, SPI was no longer the Group’s ultimate parent company but still considered as a related party of the Group as SPI owns over 20% of the Company’s outstanding shares through EdisonFuture, and it is an affiliated company controlled by Mr. Peng.

In November 2023, the Group participated in two court auctions and emerged as the highest bidder for two asset packages, one for Proterra transit business unit and one for the Proterra battery lease contracts, with total consideration of $10,000 in cash. As part of the acquisition, the Group assumed estimated warranty liability of $14,994. On January 11, 2024, the Group completed the acquisition of the Proterra transit business unit and on February 7, 2024, the Group completed the acquisition of Proterra battery lease contracts. After the acquisition, the Group engages in the business that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets and the Group was assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. On June 24, 2024, the Group entered into an asset purchase agreement with Zenobe. In the agreement, the Group sold the battery lease receivables to Zenobe in two batches while retaining the warranty liability associated with leased batteries. The aggregate purchase price for Batch 1 transferred assets is made of: (i) $3,575, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 1 closing date, plus (iii) the assumption of the assumed liabilities incurred after the applicable closing date related to the Batch 1 transferred assets. The aggregate purchase price for Batch 2 transferred assets is made of: (i) $2,175, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 2 closing date, plus (iii) assumption of the assumed liabilities incurred after the applicable closing date related to the Batch 2 transferred assets. During the year ended December 31, 2024, the Group collected a total of $872 lease receivables from leasing customers and received a total of $3,813 customer deposits from Zenobe. In February 2025, The Group received $832 from Zenobe after closing the entire sale.

2. Going Concern

The Group has net income of $7,932 during the year ended December 31, 2024, mainly due to the bargain purchase gain from the acquisition of Proterra transit business unit. Excluding the one-time bargain purchase gain, the Group incurred a net loss of $30,339 during the year ended December 31, 2024 and has incurred significant recurring losses before 2024. The cash flow used in operating activities was $1,946 and the Group needs to raise additional funds to sustain its operations. In addition, the Group was in default on a number of obligations, which could result in the Group being forced to cease operations if the Group is unable to reach satisfactory settlement with the counterparties. These factors raise substantial doubt as to the Group’s ability to continue as a going concern.

For the next 12 months from the issuance date of the consolidated financial statements, the Group plans to continue pursuing strategies to improve liquidity and raise additional funds while implementing various measures to control costs and improve efficiency. Such strategies and measures include the following: 1) continue to drive for operation integration and efficiency under ONE Phoenix, re-alignment operating units under ONE Goal, right sizing workforce under ONE Team; 2) re-establish the cost structure and cost base to increase operation efficiency with the new integrated ERP and other operating systems; 3) expand and strengthen strategic partnership to outsource a significant portion of design and engineering work for the next generation product to third party vendors and suppliers to control overall development and supply chain costs; 4) implement working capital initiatives and negotiate better payment terms with customers and for some of the new orders, require down payments; 5) implement cash saving initiatives and tighter cash control, and calibrate capital allocation to manage liquidity; and 6) continue to proactively implement a robust capital market strategy to provide financing for the Group’s operations through proceeds from private stock offering, debt financings including but not limited to term loans, revolving line of credit and equity linked instruments, and potentially federal and state incentive funding programs.

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

3. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompanying consolidated financial statements of the Group are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

(b) Principles of Consolidation

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

(c) Use of Estimates

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

(d) Fair Value of Financial Instruments

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

(e) Cash and cash equivalents

Cash and cash equivalents include cash on hand, cash accounts, interest bearing savings accounts and all highly liquid investments with original maturities of three months or less, which are unrestricted as to withdrawal and use. There were no cash equivalents as of December 31, 2024 and 2023.

(f) Restricted cash

Restricted cash represents bank deposits with designated use, which cannot be withdrawn without certain approval or notice. As of December 31, 2024, there was no restricted bank deposit. As of December 31, 2023, The Group had restricted bank deposits of $3,252, including: 1) $250 restricted cash deposited in an escrow account for part of the proceeds received from the Group’s IPO for two years from the date of IPO; and 2) $3,002 restricted cash deposited in an escrow account which was established to secure the acquisition of the transit business of Proterra Inc (see Note 4).

(g) Accounts Receivable, net

The Group grants open credit terms to credit-worthy customers. Accounts receivable are primarily related to sales of transit buses, sales of EV, EV components and electric forklifts. The Group maintains allowances for credit loss. The Group adopted ASC 326 Financial Instruments — Credit Losses using the modified retrospective approach through a cumulative-effect adjustment to accumulated deficit from January 1, 2020. Management used an expected credit loss model for the impairment of trading receivables as of period ends. Management believes the aging of accounts receivable is a reasonable parameter to estimate expected credit loss, and determines expected credit losses for accounts receivables using an aging schedule as of period ends. The expected credit loss rates under each aging schedule were developed on basis of the average historical loss rates from previous years, and adjusted to reflect the effects of those differences in current conditions and forecasted changes. Management measured the expected credit losses of accounts receivable on a collective basis. When an accounts receivable does not share risk characteristics with other accounts receivables, management will evaluate such accounts receivable for expected credit loss on an individual basis. Doubtful accounts balances are written off and deducted from allowance, when receivables are deemed uncollectible, after all collection efforts have been exhausted and the potential for recovery is considered remote.

(h) Inventories

Inventories are stated at the lower of cost or net realizable value. The cost of inventories is determined on the basis of first in first out method. The cost of finished transit buses, vehicles or kits comprises direct materials, direct labor and an appropriate proportion of overhead. The cost of forklifts comprises purchase price paid to the manufacturer, tariff and shipping costs. Net realizable value is based on estimated selling prices less selling expenses and any further costs expected to be incurred for completion. Adjustments to reduce the cost of inventory to net realizable value are made, if required, for estimated excess, obsolescence, or impaired balances and are included in the cost of revenue in the consolidated statements of operations.

(i) Property and Equipment, net

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

(j) Intangible Assets other than Goodwill, net

Intangible assets consist of technology, tradename and others. Amortization is recorded on the straight-line method based on the estimated useful lives of the assets.

(k) Impairment of Long-lived Assets

The Group’s long-lived assets include property and equipment, intangible assets with finite lives and right-of-use assets. The Group evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group be tested for possible impairment, the Group first compares undiscounted cash flows expected to be generated by that asset or asset group from their use and their eventual disposition to its carrying amount. If the carrying amount of the long-lived asset or asset group is not recoverable on an undiscounted cash flow basis, an impairment is recognized to the extent that the carrying amount exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary. Any impairment write-downs would be treated as permanent reductions in the carrying amounts of the assets and a charge to operations would be recognized. As described in Note 10, Note 11 and Note 22, the Group recorded impairment on intangible assets, property and equipment and right of use assets for a total amount of nil and $4,968 for the years ended December 31, 2024 and 2023.

(l) Impairment of Goodwill

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

The Group performs the annual goodwill impairment assessment on December 31, 2024 and recorded impairment on goodwill for a total amount of $4,271 for the year ended December 31, 2024.

(m) Income Taxes

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

The Group recognizes in the consolidated financial statements the impact of a tax position, if that position is more likely than not of being sustained upon examination, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, management presumes that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. In addition, a tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Group’s tax liability associated with unrecognized tax benefits is adjusted periodically due to changing circumstances, such as the progress of the tax audits, case law developments and new or emerging legislation. Such adjustments are recognized entirely in the period in which they are identified. The Group records interest and penalties related to an uncertain tax position, if and when required, as part of income tax expense in the consolidated statements of operations. No reserve for uncertain tax positions was recorded for the years ended December 31, 2024 and 2023. The Group does not expect that the assessment regarding unrecognized tax positions will materially change over the next 12 months. The Group is not currently under examination by an income tax authority, nor have been notified that an examination is contemplated.

(n) Revenue Recognition

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

Sales of parts

Revenue on sale of parts for transit buses or EVs is recognized at a point in time following the transfer of control of such products to the customer, which typically occurs upon delivery or acceptance of the customer depending on the terms of the underlying contracts.

Service revenue

Service revenue consists of maintenance, warranty, training and other services. For maintenance and warranty services, revenues are recognized on a straight-line basis over the contractual term. For training and other service revenue, the Group recognizes revenue at a point in time following the transfer of control of such services to the customer, which typically occurs upon the delivery to the customer.

Other revenue

Other revenue consists of sales of component and charging stations, shipping and delivery fees and others For sales of component and charging stations, shipping and delivery fees and others, the Group recognizes revenue at a point in time following the transfer of control of such products or services to the customer, which typically occurs upon the delivery to the customer.

Disaggregation of revenues

The Group disaggregates its revenue by seven primary categories: sales of transit buses, sales of EVs, lease of EVs, sales of forklifts , sales of parts, service revenue and others.

The following is a summary of the Group’s disaggregated revenues by revenue streams:

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Sales of transit buses	$24,615	$—
Sales of EVs	806	1,492
Lease of EVs	116	369
Sales of Forklifts	45	410
Sales of parts	1,583	—
Service revenue	2,645	—
Others	1,344	851
	$31,154	$3,122

The following is a summary of the Group’s disaggregated revenues by timing of revenue recognition:

	Year ended	Year ended
	December 31, 2024	December 31, 2023
Over time	1,383	854
Point of time	29,771	2,268
	$31,154	$3,122

A contract liability is the Group’s obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer. As of December 31, 2024 and 2023, the balances of contract liability were included in advance from customer (current and noncurrent) with amount of $6,749 and $2,381, respectively. During the years ended December 31, 2024 and 2023, the Group recognized $323 and $466 as revenue that was included in the balance of advance from customers at January 1, 2024 and 2023, respectively.

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

The net investment in leases was $230 and $479, respectively, as of December 31, 2024 and 2023, in which current portion of $166 and $249, respectively, was included in prepaid expenses and other current assets, net on the balance sheet. During the year ended December 31, 2024 and 2023, loss on sales-type leases was nil and $98, respectively.

(o) Business Combination

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

(p) Cost of Revenues

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

(q) Segment Reporting

ASC 280, Segment Reporting, establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers.

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment’s profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The Group adopted this ASU commencing January 1, 2024 and the adoption of the ASU does not have a material effect on its consolidated financial statements.

Based on the criteria established by ASC 280, the Group’s CODM has been identified as the Chief Executive Officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Group as a whole and hence, the Group has only one operating segment. The Group does not distinguish between markets or segments for the purpose of internal reporting. The CODM considers year-over-year fluctuations and budget-to-actual variances of these consolidated results when assessing performance and making operating decisions. The Group manages assets on a consolidated basis as reported on the consolidated balance sheets. As the Group’s long-lived assets are all located in the U.S. and substantially all the Group’s revenue is derived from within the U.S., no geographical segments are presented.

The Group’s CODM uses consolidated net income or loss as the measures of segment profit or loss. Significant segment expenses are consistent with those reported on the consolidated statements of operations including cost of revenues, and selling, general and administrative expenses. For significant segment expenses incurred during the years ended December 31, 2023, and 2024, refer to consolidated statements of operations.

(r) Product Warranties

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

Warranty expense is recorded as a component of cost of sales in the consolidated statements of operations. The balance of warranty reserves was $14,289 and $289, respectively, as of December 31, 2024 and 2023.

(s) Government Grant

The Group receives grants from government agencies related to sales of transit buses and EVs, and leases of its EVs. The government grants related to the sales of transit buses and EVs should be considered as part of the transaction price because it is granted to the transit buses or EV buyers and the Group receives such on behalf of the buyers to settle part of the transit buses or EVs purchase price. The government grant received before the Group’s delivery of the transit buses or EVs are recorded as deferred income and recognized as revenue when the transit buses or EVs are delivered to the buyers, for the government grants the Group is entitled upon delivery of the transit buses or EVs to buyers but not yet received, the Group records accounts receivable. For government grants associated with leased vehicles under operating leases, the grants are recorded in deferred income when received and are recognized to reduce the cost of sales during useful life of leased vehicles.

For the years ended December 31, 2024 and 2023, the amount of governmental grant recognized as revenue from sales of transit buses, EVs and chargers was $1,541 and $521, respectively.

For the years ended December 31, 2024 and 2023, the amount of governmental grant recognized as reductions of the cost of sales for EV leasing was $79 and $47, respectively.

For the years ended December 31, 2024 and 2023, the amount of governmental grant recognized as deduction of carrying amount of sales - type leased vehicles was nil and $180, respectively.

As of December 31, 2024 and 2023, the balances of government grants received were included in deferred income with amount of $418 and $362, respectively.

(t) Stock-Based Compensation

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

(u) Derivative Instruments

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

(v) Earnings or loss per Share

Basic earnings or loss per share is computed by dividing net income or loss attributable to shareholders of common stock by the weighted average common stocks outstanding during the periods. Diluted earnings or loss per share is calculated by dividing net income or loss attributable to shareholders of common stock by the weighted average common stocks outstanding during the period adjusted for the effect of dilutive share of common stock equivalent (computed using the treasury stock or if converted method). Potential common stocks that have an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted loss per share. During the year ended December 31, 2024, 3,937,875 potentially dilutive shares are excluded from the computation as their effects are anti-dilutive. During the year ended December 31, 2023, 4,946,097 potentially dilutive shares are excluded from the computation as their effects are anti-dilutive.

(w) Leases

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

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Group determines if an arrangement is a lease at inception. The lease payments under the lease arrangements are fixed. Non-lease components include payments for building management, utilities and property tax. It separates the non-lease components from the lease components to which they relate. The Group recorded right-of-use assets and operating lease liabilities of $2,641 and $404 in the consolidated balance sheets upon the initial recognition during the years ended December 31, 2024 and 2023, respectively.

(x) Commitments and contingencies

In the normal course of business, the Group is subject to commitments and contingencies, including operating lease commitments, legal proceedings and claims arising out of its business that relate to a wide range of matters, such as government investigations and tax matters. The Group recognizes a liability for such contingency if it determines it is probable that a loss has occurred and a reasonable estimate of the loss can be made. The Group may consider many factors in making these assessments including historical and the specific facts and circumstances of each matter.

(y) Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence, such as a family member or relative, shareholder, or a related corporation.

(z) Reclassification

Certain prior year amounts in the consolidated financial statements have been reclassified to conform with the current year presentation. These reclassifications have not changed the results of operations or statement of cash flow of prior year.

(aa) Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides updates to qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Group adopted the ASU on January 1, 2024, which did not have a material impact on the Group’s financial results or financial position.

Recently Issued Accounting Standards, not yet Adopted

The ASU 2025-01: Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40) issued in January 2025 clarified the effective date of ASU 2024-03 published on November 4, 2024. ASU 2024-03 expanded the disclosure of financial statements under ASC 220-40 and requires public business entities (“PBE”) to provide a disaggregated disclosure of certain expense captions into specified categories in disclosure within the footnote to the financial statements while it does not change the expense captions on the face of the income statement. In the footnote to the financial statements, PBEs are required to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: (1) purchases of inventory, (2) employee compensation, (3) depreciation, (4) intangible asset amortization, and (5) depreciation, depletion, and amortization (DD&A) recognized as part of oil- and gas-producing activities or other types of depletion expenses. The tabular disclosure would also include certain other expenses, when applicable. This ASU will be effective for PBEs for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is allowed. The Company is evaluating the impact of the adoption of this guidance in its consolidated financial statements.

The ASU 2023-09: Income Taxes (Topic 740): Improvements to Income Tax Disclosures enhances existing income tax disclosures primarily related to the rate reconciliation and income taxes paid information. With regard to the improvements to disclosures of rate reconciliation, a public business entity is required on an annual basis to (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. Similarly, a public entity is required to provide the amount of income taxes paid (net of refunds received) disaggregated by (1) federal, state, and foreign taxes and by (2) individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The ASU also includes certain other amendments to improve the effectiveness of income tax disclosures, for example, an entity is required to provide (1) pretax income (or loss) from continuing operations disaggregated between domestic and foreign, and (2) income tax expense (or benefit) from continuing operations disaggregated by federal, state, and foreign. The ASU will be effective for annual periods beginning after December 15, 2024. Entities are required to apply the ASU on a prospective basis. The adoption of ASU 2023-09 is not expected to materially impact the Company’s consolidated balance sheets, statements of income and comprehensive income, cash flows or disclosures.

Other accounting standards that have been issued by FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption. The Group does not discuss recent standards that are not anticipated to have an impact on or are unrelated to its consolidated financial statements.

4. Business Combination

In November 2023, the Group participated in two auctions conducted by the United States Bankruptcy Court and emerged as the highest bidder for two asset packages, one for Proterra transit business unit and one for the Proterra battery lease contracts, with total consideration of $10,000 in cash. On January 11, 2024, the Group completed the acquisition of the Proterra transit business unit and on February 7, 2024, the Group completed the acquisition of Proterra battery lease contracts. The transaction costs were $553 and the Group assumed estimated warranty liability of $14,994. In addition, the Group also assumed the responsibility to provide Proterra transit business unit employees job offers at closing date and keep those employees for at least one year. The cash consideration has been fully paid as of December 31, 2024.

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

Inventories.	$56,854
Right-of-use assets	2,663
Property and equipment	4,238
Battery lease receivable	6,400
Lease liabilities	(2,663)
Warranty liabilities	(14,994)
Deferred tax liabilities	(4,227)
Identifiable net assets acquired (a)	48,271
Less: Fair value of the consideration transferred (b)	10,000
Gain on bargain purchase (b-a)	$38,271

During the year ended December 31, 2024 measurement period since the acquisition date, the Group adjusted the fair value of the inventories acquired for an amount of $3,197 and deferred tax liabilities for an amount of $8,560, with the net offset recorded as a $5,363 increase to bargain purchase gain. These adjustments including impairment of such identifiable assets were made as the Group obtained new information about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date.

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

5. Battery lease receivables

On January 11, 2024, the Group completed the acquisition of the Proterra battery lease contracts, by which the Group was assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. The fair value of the lease receivables as of the acquisitions date was determined to be $6,400 (Note 4) and the Group also assumed warranty obligations associated with the purchased Proterra battery lease contracts of $994.

On June 24, 2024, the Group entered into an asset purchase agreement with Zenobe Americas EV Assetco LLC (Zenobe). In the agreement, the Group sells the battery lease receivables to Zenobe in two batches while retains the warranty liability associated with leased batteries. The aggregate purchase price for Batch 1 transferred assets is made of: (i) $3,575, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 1 closing date, plus (iii) the assumption of the assumed liabilities incurred after the applicable closing date related to the Batch 1 transferred assets. The aggregate purchase price for Batch 2 transferred assets is made of: (i) $2,175, minus (ii) any payments received by the Group from March 1, 2024 to the Batch 2 closing date, plus (iii) assumption of the assumed liabilities incurred after the applicable closing date related to the Batch 2 transferred assets. In addition, the Group would receive $750 if the Group can successfully secure Mitsui leases deal for Zenobe.

6. Accounts Receivable, Net

The accounts receivable, net as of December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
Accounts receivable, customers	$3,014	$171
Accounts receivable, governmental incentive	1,026	305
Less: Allowance for credit loss	(25)	(25)
Accounts receivable, net	$4,015	$451

The movements of allowance for credit losses are as follows:

	2024	2023
Balance as of January 1	$(25)	$(35)
Addition	—	(25)
Reversal	—	35
Balance as of December 31	$(25)	$(25)

For the years ended December 31, 2024 and 2023, reversal of credit loss for doubtful accounts receivable was nil and $10, respectively.

7. Inventories

Inventories as of December 31, 2024 and 2023 consisted of the following:

	December 31,	December 31,
	2024	2023
Raw materials	$35,515	$865
Work in process	4,735	108
Finished goods	510	823
Total inventories	$40,760	$1,796

During the years ended December 31, 2024 and 2023, nil and $289 of inventories were written down to reflect the lower of cost or net realizable value, respectively.

8. Prepaid Expenses and Other Current Assets, Net

Prepaid expenses and other current assets, net as of December 31, 2024 and 2023 consist of the following:

	December 31,	December 31,
	2024	2023
Prepaid expenses	$164	$100
Sales-type lease receivable (Note 9)	166	249
Vendor deposits	1,349	131
Others	20	38
Total prepaid and other current assets	1,699	518
Less: Provision for credit loss	—	(162)
Total prepaid and other current assets, net	$1,699	$356

During the years ended December 31, 2024 and 2023, provision for credit loss of prepaid expenses and other current assets was nil and $162, respectively.

The Group also provided for credit loss of security deposit of $208 during the year ended December 31, 2023, which was recorded as non-current assets as of December 31, 2022. There was no credit loss provided for non-current assets in the year ended December 31, 2024.

9. Net Investment in Leases

The Group entered into a total of ten vehicle lease agreements with certain customers during the year ended December 31, 2023 and the Group delivered vehicles under sales-type leases.

Loss on sales-type leases recognized for the years ended December 31, 2024 and 2023 was nil and $98, respectively.

Sales-type lease receivables-short term as of December 31, 2024 and 2023 was $166 and $249, respectively, and sales-type lease receivables-long term as of December 31, 2024 and 2023 was $64 and $230, respectively.

Interest income recognized for sales-type leases for the year ended December 31, 2024 and 2023 were $52 and $35, respectively.

As of December
31, 2024
Lease receivables-long term	64
Lease receivables-short term	166
Total lease receivables	230
Unguaranteed residual assets	—
Net investment in leases	230
Recorded in Prepaid expenses and other current assets	166
Recorded in Net investment in leases- non-current	64

Annual minimum undiscounted lease payments under the Group’s leases were as follows as of December 31, 2024:

Sales-type
Years Ending December 31,
2025	184
2026	54
2027	15
Total lease receipt payments	253
Less: Imputed interest	(23)
Total lease receivables (1)	230
Unguaranteed residual assets	—
Net investment in leases (1)	230

(1)	Current portion of $166 of total lease receivables included in prepaid expenses and other current assets, net on the consolidated balance sheet.

10. Intangible Assets, Net

Intangible assets, net as of December 31, 2024 is nil. Intangible assets, net as of December 31, 2023 consisted of the following:

	Useful Life		Accumulated	Accumulated
	(in months)	Gross	Amortization	Impairment	Net
As of December 31, 2023
Technology	60	$1,574	$(996)	$(578)	$—
Tradename	60	1,400	(887)	(513)	—
Other	84	168	(168)	—	—
		$3,142	$(2,051)	$(1,091)	$—

The tradename and developed technology were contributed by the acquisition of PCL and PML in the year 2020. The balance is amortized over the useful life of 5 years. For the year ended December 31, 2023, amortization expense for intangible assets was $613.

For the year ended December 31, 2023, the impairment loss recorded for intangible assets was $1,091.

11. Property and Equipment, Net

Property and equipment, net, consisted of the following:

	December 31,	December 31,
	2024	2023
Furniture, fixtures and equipment	$2,414	$1,409
Automobile	3,205	524
Automobile for lease	1,463	1,463
Leasehold improvements	397	77
Construction in progress	—	326
	7,479	3,799
Less: accumulated depreciation	(3,695)	(2,188)
Less: accumulated impairment	—	(492)
	$3,784	$1,119

For the years ended December 31, 2024 and 2023, impairment loss recorded for property and equipment was nil and $492, respectively. For the years ended December 31, 2024 and 2023, depreciation expense for property and equipment was $1,836 and $578, respectively.

12. Short-term Borrowings

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

As of December 31, 2024, the loan principal balance to Agile was $718. In March 2025, the Group paid $950 including $718 loan principal balance and $232 accrued interest and other fees to pay off the loan balance according to a settlement agreement made between the Group and Agile.

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

As of December 31, 2024, the loan principal balance to Dynasty was $161. In March 2025, the Group paid $245 including $161 loan principal balance and $84 accrued interest and other fees to pay off the loan balance according to a settlement agreement made between the Group and Dynasty.

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

The total purchase price is $400, including all initial costs and fees remitted to Parkview of $20. The net proceeds to the Group is $380. The total amount of receivables sold is $600. Pursuant to the original agreement, if the borrower fails to pay any principal or interest on its due date, or fails to pay any other obligation within three business days after it becomes due and payable, it constitutes a payment default. During the continuation of an Event of Default, the Group shall agree to pay reasonable damage which is 25% of the undelivered portion of the purchased amount. The entire sum due shall bear simple interest from the default date until it is paid in full, at a rate of 9% per annum, with interest accruing daily. The lender may declare the entire unpaid principal balance of the loan, together with all accrued interest thereon and any other charges or fees payable thereunder, immediately due and payable by providing written notice to the borrower.

As of December 31, 2024, the loan principal balance to Parkview was $131. On March 13, 2025, the Group paid $196 including $131 loan principal balance and $65 accrued interest and other fees to pay off the loan balance according to a settlement agreement made between the Group and Parkview.

13. Long-term Borrowings, current and non-current

	December 31,	December 31,
	2024	2023
Current portion of long-term borrowings	$3	$5
Long-term borrowings, excluding current portion	138	144
Total long-term borrowings	$141	$149

As of December 31, 2024, the maturities of the long-term borrowings are as follows:

USD
For the year ending December 31,
2025	9
2026	9
2027	9
2028	9
2029	9
Thereafter	178
Total long-term borrowing payments	223
Less: Amount representing interests	(82)
Present value of long-term borrowings	$141

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

14. Related Party Transactions

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

During the year ended December 31, 2024, the Group borrowed $1,051 from SPI. The loan is due on demand and bears 12% interest per annum. Including the loan payable due to SPI as of December 31, 2023 of $863, a total of $1,914 loan principal was repaid by the Group and there was no balance due to SPI as of December 31, 2024.

During the year ended December 31, 2024, the Group collected $130 from SolarJuice Co., Ltd for sales of electric forklift during 2023. During the year ended December 31, 2024, SolarJuice Co., Ltd billed the Group storage fee of $128 which is paid in full as of December 31, 2024. At December 31,2024, there was no balance due to SolarJuice Co., Ltd.

During the year ended December 31, 2024, SPI borrowed $316 from the Group, and the loan principal was paid in full as of December 31, 2024.

On June 22, 2024, the Group entered into a loan agreement with SPI. In the agreement, the Group agreed to lend up to an aggregate amount of $3,000 to SPI at a rate of 12% per annual. SPI must repay each loan along with the unpaid and accrued interest within the year from the date the loan was received. On June 25, 2024 and July 15, 2024, the Group lent $500 and $1,750, respectively, to SPI under the loan agreement. On August 9, 2024, $2,250 of loan principal was repaid in full by SPI and on September 30, 2024, $22 of interest was paid in full by SPI. On October 1, 2024, both parties agreed to terminate the loan agreement between the Group and SPI.

During the year ended December 31, 2024, SPI billed the Group $794 for legal, human resources and IT services provided by SPI employees and $766 was paid, remaining $28 was outstanding at of December 31, 2024.

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

The Group recorded a gain on change in fair value of warrant liability of $15,227 and nil during the year ended December 31, 2024 and 2023, respectively.

16. Equity

During the year ended December 31, 2024, the Group issued 180,202 restricted common stock of the Company to a consulting company to repay $270 consulting fee.

During the year ended December 31, 2024, the Group issued 769,099 shares of the Company’s common stock, to a vendor for settlement of payables of $954, and issued 596,162 shares of the Company’s common stock, to another vendor for settlement of payables of $739.

17. Stock-based Compensation

On July 1, 2024, options to purchase 2,391,215 shares of the Company were granted to a group of managements and employees with the Company, which are subject to an annual vesting schedule that vests 25% of granted options over the next four years. The exercise price was $0.34 per share. The fair value of the options as of the grant day is $0.30 per share, with a total fair value of the options granted amounting to $717.

During the year ended December 31, 2023, 200,000 options were granted to a group of management of the Group, which are subject to an annual vesting schedule that vests 25% of granted options over the next four years. The exercise price was $0.82- $1.57 per share.

The Group measures employee stock-based compensation expense for all stock-based compensation awards based on the grant-date fair value and recognizes the cost in the financial statements over the employee requisite service period. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. During the years ended December 31, 2024 and 2023, the stock-based compensation expense was $73 and $38, respectively.

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

Assumptions

Assumptions used in the determination of the fair value of share-based payment awards using the Black- Scholes model for stock option grants for the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Expected term	6.25 years	6.25 years
Risk-free interest rate	4.48%	3.88%-3.97%
Expected volatility	121.9%	132.4%-135.4%
Expected dividend yield	0%	0%

The following table summarizes the Group’s stock option activities:

		Weighted-	Weighted-
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
		Price	Contractual	Value
	Shares	Per Share	Term	($000)
Outstanding as of December 31, 2023	2,216,750	1.66	8.26 years	$39
Granted	2,391,215	0.34	—	—
Exercised	—	—	—	—
Forfeited/expired	(827,318)	1.31	—	—
Outstanding as of December 31, 2024	3,780,647	0.94	8.94 years	$—
Exercisable as of December 31, 2024	1,437,875	1.72	6.75 years	$—
Expected to vest as of December 31, 2024	2,342,772	0.46	9.3 years	$—

Changes in the Group’s non-vested stock awards are summarized as follows:

		Weighted Average
	Shares	Exercise Price Per Share
Non-vested as of December 31, 2023	775,312	1.58
Granted	2,391,215	0.34
Vested	(291,053)	—
Forfeited/Expired	(532,702)	1.00
Non-vested as of December 31, 2024	2,342,772	0.46

Unrecognized share-based compensation expenses at December 31, 2024	737,096
Weighted-average period of share-based compensation to be recognized	2.93 years

18. Convertible Note Payable

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

The Group determined that the Execution Warrant met the definition of liability instrument, and the Group estimated a fair value of Execution Warrant using the Black Scholes pricing model at the date of issuance. The Group considered that the Execution Warrant was issued in a bundled transaction with a future convertible note offering, and the Execution Warrant was considered as issuance costs associated with the future convertible note offering and should be deferred and charged against the gross proceeds of the future offering as debt discount based on the fair value of the warrants. However, this future convertible note offering (Second SPA) is to be closed subject to certain closing conditions. On April 5, 2024, the Group entered into a waiver letter by and between the Company and the above investor to which the investor waived its right to require the Company to sell $12,000 principal amount of the Company’s secured senior convertible promissory note as previously agreed under Second SPA. However, the Execution Warrant survived the cancellation and is effective.

On March 29, 2024, the Group noted that an event of default has occurred under the June 2023 Notes and October 2023 Notes, due to a failure to observe or perform in a material respect the following covenants: 1) under the Registration Rights Agreement dated on November 10, 2023, the Company agreed to use all commercially reasonable efforts to cause a registration statement relating to the registrable securities to become effective and to keep such registration statement effective until the earlier to occur of the date on which (A) the investor shall have sold all the registrable securities; or (B) the investor has no right to acquire any additional shares of common stock under the purchase agreement or the warrants; and 2) under the Securities Purchase Agreement dated as of June 23, 2023 and a covenant under the notes, as determined on the first of every calendar month, the Company agreed at all times to keep on hand unencumbered, unrestricted cash in an amount greater than or equal to $200,000. The default was not fully cured within five (5) business days of such failure. As a result, the interest rate of the June 2023 Notes and October 2023 Notes was automatically increased to 18% per annum, starting from the date of occurrence of the Event of Default. In addition, the Group is obligated to pay to the holder of the June 2023 Note and October 2023 Note all of the outstanding principal amount and accrued interest on the date of occurrence of the Event of Default. As of the date of issuance of the consolidated financial statements, the noteholder has not declared that an Event of Default has occurred and that the notes are due and payable. As a result of the default, the carrying amount of both June 2023 Note and October 2023 Note were classified as convertible notes, current and all the remaining unamortized debt discounts were amortized into interest expense immediately.

During the year ended December 31, 2024, the Group issued a total of 8,937,924 shares of common stock of the Company to the investor to convert a total principal amount of $1,600 under the June 2023 Notes and $1,265 under the October 2023 Notes, respectively, and accrued interest of $130 under the June 2023 Notes and $102 under the October 2023 Notes, respectively. The Group also repaid $520 principal amount of convertible notes in cash during the year ended December 31, 2024.

The Group recorded interest expenses from debt discount amortization in interest expense, net in the statements of operations of $1,490 and $327 for the years ended December 31, 2024 and 2023, respectively. Among which $1,287 of the debt discount were amortized directly into interest expense due to the occurrence of Event of Default.

The Group recorded accrued interest of convertible notes in interest expense, net in the statements of operations of $130 and $147 for the years ended December 31, 2024 and 2023, respectively. The fair values of warrants issued with convertible notes at the issuance date and the change of fair value of warrant liability after issuance are not material for each period presented.

As of December 31, 2024 and 2023, the carrying amounts of the Group’s convertible notes are $485 and $1,860, net of unamortized debt discount of nil and $1,490, respectively.

As of December 31, 2024, there was no warrant exercised.

19. Fair Value Measurement

The Group identified derivative instruments arising from embedded conversion features in the convertible promissory note issued to an accredited investor (see Note 18). The following tables present the quantitative information about the Group’s Level 3 fair value measurements of derivative liability on a recurring basis in 2023, which utilize significant unobservable internally-developed inputs.

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

As of October 26, 2023, the derivative liability of conversion feature and the alternative conversion features embedded within the October 2023 Notes was measured at fair value on their initial recognition using Binomial Tree model. In addition, the derivative liabilities recognized from both June 2023 Note and October 2023 Note were measured on a recurring basis in periods subsequent to their initial recognition. As of December 31, 2024 and 2023, these derivative liabilities were measured at fair value using Binominal Tree model, which were classified in Level 3 of the fair value hierarchy. The valuation techniques were changed from Monte Carlo Simulation to Binominal Tree model because the Group considered that the Binomial Tree Model can incorporate changes in dividends and interest rates over time, and can accommodates the option of early exercise by evaluating it at every node, which is more applicable to the Group’s convertible notes.

		For the year ended December 31, 2024	For the year ended December 31, 2023
Valuation techniques	Unobservable inputs	Range of rates	Range of rates
Binominal Tree model	Expected term	0.23-1.07 years	0.98-1.50 years
	Risk-free interest rate	4.32%-5.34%	4.61%-5.21%
	Expected volatility	105.62%-129.02%	117.15%-127.38%
	Expected dividend yield	0	0

Derivative liability as of December 31, 2024 and 2023 is $33 and $1,156 respectively, with a gain on change in fair value of derivative liability of $641 and a loss of $319 recorded in the consolidated statements of operations for the years ended December 31, 2024 and 2023, respectively.

The following method and assumptions were used to estimate the fair value of October Warrant and Execution Warrant (Note 18) on a non-recurring basis:

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

		For the year ended December 31, 2024	For the year ended December 31, 2023
Valuation techniques	Unobservable inputs	Range of rates	Range of rates
Black-Scholes model	Expected term	4.82-6.00 years	6.00 years
	Risk-free interest rate	3.90%-4.28%	4.67%-4.83%
	Expected volatility	75.27%	127.38%-128.66%
	Expected dividend yield	0	0

On January 11, 2024, January 25, 2024, February 2, 2024 and February 9, 2024 , the warrant liability from the warrants issued with private placements were measured at fair value on their initial recognition using Black Scholes model. In addition, these warrant liabilities were measured on a recurring basis in periods subsequent to their initial recognition using Black Scholes model, which were classified in Level 3 of the fair value hierarchy.

Valuation techniques	Unobservable inputs	Range of rates
Black-Scholes model	Expected term	1.07-5.00 years
	Risk-free interest rate	3.90%-4.28%
	Expected volatility	79.09%-99.01%
	Expected dividend yield	0

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

20. Income Taxes

Deferred income taxes are recognized for the tax consequences in future years for differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the combination of the tax payable for the year and the change during the year in deferred tax assets and liabilities.

Income (loss) before provision for income taxes is attributable to the following geographic locations for the years ended December 31:

	2024	2023
United States	11,421	(20,623)
Foreign	—	—
Total income(loss) before income taxes	11,421	(20,623)

The provision for income taxes consists of the following for the years ended December 31, 2024 and 2023:

	2024	2023
Current tax:
Federal tax	$—	$—
State tax	2	22
Total current tax	2	22
Deferred tax:	—	—
Federal tax	$2,386	$—
State tax	1,101	—
Total deferred tax	3,487	—
Total provision for income taxes	$3,489	$22

The reconciliation between the actual income tax expense and income tax computed by applying the statutory U.S. Federal income tax rate for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023
Provision for income taxes at U.S. Federal statutory rate	21.00%	21.00%
State taxes, net of federal benefit	(7.56)%	7.20%
Non-deductible expenses	(96.00)%	0.72%
Credits	0.00%	1.98%
Change in valuation allowance	82.59%	(30.90)%
Other	109.53%	0.00%
	109.56%	(0.00)%

Deferred income taxes reflect the net tax effects of loss carry forwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Presented below are the significant components of the Group’s deferred tax assets and liabilities for federal, state and foreign income taxes as of December 31:

	2024	2023
Deferred tax assets:
Net operating loss carry forwards	$17,123	$11,320
Credits and Incentives	—	1,507
Research and development expense	1,623	1,542
ASC 842 Lease liability and Right-of-use Asset	314	1,119
Accruals and reserves	3,920	587
Property and equipment	176	(44)
Other temporary differences	(4,112)	390
Less: valuation allowance	(19,044)	(16,421)
Total deferred tax assets	$—	$—

As of December 31, 2024, the Group had net operating loss carry forwards for federal income tax purposes of approximately $12,823, which will never expire. The federal net operating loss carry forwards are limited to 80% of taxable income. The Group had a total state net operating loss carry forwards of approximately $4,300, which will begin to expire after the year 2041 to 2042.

Utilization of the federal and state net operating losses may be subject to certain annual limitations under IRC Section 382 due to the “change in ownership” provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization. The Group has a full valuation allowance against US federal and state net operating losses.

The Group recognizes deferred tax assets if it is more likely than not that those deferred tax assets will be realized. Management reviews deferred tax assets periodically for recoverability and makes estimates and judgments regarding the expected geographic sources of taxable income in assessing the need for a valuation allowance to reduce deferred tax assets to their estimated realizable value. Realization of the Group’s deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Because of the Group’s lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance in the U.S. The valuation allowance increased by $2,632 and $6,600 during the years ended December 31, 2024 and 2023, respectively.

The Group had no unrecognized tax benefits as of December 31, 2024 and 2023, respectively. The Group currently files income tax returns in the U.S., as well as California and Delaware. The Group is currently not the subject of any income tax examinations. The Group’s tax returns generally remain open for tax years after 2021.

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

The Tax Cuts and Jobs Act included a sunset provision such that Research and Experimental Expenses incurred after December 31, 2021 are capitalized and amortized. US R&E expenses are amortized over five years and non-US R&E expenses are amortized over fifteen years. As part of the December 31, 2024 tax provision calculation, the Group added back to taxable income, research expenditures of $3,979. These expenses were incurred in the U.S. and amortized over 5 years for U.S. tax purposes.)

21. Commitments and Contingencies

Guarantee for SPI

On March 6, 2024, the Group’s related party, SPI entered into a Deed of Settlement with its creditor, Streeterville, to settle the unpaid balances of certain convertible notes via installment payments as agreed in the Deed of Settlement. As of part of this Deed of Settlement, the Company, as the guarantor, covenants to Streeterville to pay and satisfy on demand all liabilities due from SPI to Streeterville with a total amount of $14,980. The Group assessed the accounting treatment of this guarantee under ASC 460 and ASC 450 and considered that the possibility for the Group to incur actual liability under this guarantee is remote so there is no guarantee liabilities accrued as of December 31, 2024. On September 6, 2024, the guarantee was released and canceled without any actual liabilities incurred by the Group.

Commitments — As of December 31, 2024, the Group had other commitments of approximately $265. These commitments were solely related to contracts signed with vendors by the Group and are expected to be paid in one year.

Contingency — In the ordinary course of business, the Group may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Group records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. In April 2024, there was a dispute with the landlord of Folsom warehouse which the landlord seeks to recover damages in excess of $250. However, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain. As a result, no reasonable estimate on the loss can be made as of December 31, 2024 and the Group is currently negotiating on settlement with the landlord. In December 2024, there was a breach of contract regarding payment to a formal employee. However, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain.

In the opinion of management, there were no other material pending or threatened claims and litigation as of December 31, 2024 and through the issuance date of these consolidated financial statements.

22. Operating Leases

The Group has operating leases for office facilities. The Group’s leases have remaining terms of more than 1 year to less than 3 years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Group recognizes lease expense for these leases on a straight-line basis over the lease term. The operating lease expenses were $1,276 and $1,126 for the years ended December 31, 2024 and 2023, respectively.

Right-of-use assets, along with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. For the year ended December 31, 2024, there were no impairment charges related to long-lived assets. The Group recorded an impairment charge of $3,385 in impairment on long-lived assets in the Group’s consolidated statements of operation related to its right-of-use assets for the year ended December 31, 2023. The lease agreement for one of leased office facilities was essentially terminated due to non-payment, and related lease liability of $987 was reclassified to accrued liability as of December 31, 2024 (see Note 21).

Maturities of operating lease liabilities as of December 31, 2024 were as follow:

Maturity of Lease Liabilities	Operating Leases
2025	$1,812
2026	1,189
2027	134
Thereafter	—
Total lease payments	3,135
Less: interest	(51)
Present value of lease payments	$3,084
Operating lease liabilities, current	$1,845
Operating lease liabilities, noncurrent	$1,239

Supplemental information related to operating leases was as follows for the year ended December 31, 2024:

Cash paid for amounts included in the measurement of lease liabilities	$1,140
Operating lease assets obtained in exchange for operating lease liabilities	$2,641
Weighted average remaining lease term	1.8 years
Weighted average discount rate	10.9%

23. Concentration Risk

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of December 31, 2024 and 2023, the cash and cash equivalents are deposits with federally insured banks, which are typically in excess of insured limits.

Concentration of Customers and Vendors

For the year ended December 31, 2024, there was three customers representing 39.3%, 13.5% and 12.5%, respectively, of total net revenues. For the year ended December 31, 2023, there was no customer representing 10% or more of total net revenues. As of December 31, 2024, there was no customer of which the accounts receivable accounted for 10% or more of total accounts receivable. As of December 31, 2023, there was one customer of which the accounts receivable accounted for 10.0% or more of total accounts receivable.

For the year ended December 31, 2024, there were no vendor representing 10% or more of total purchase. For the year ended December 31, 2023, there were two vendors representing 11.0% and 10.6% of total purchase.

24. Net Earnings (loss) Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the years ended December 31, 2024 and 2023:

	For years ended December 31,
	2024	2023
Basic earnings (loss):
Basic earnings (loss)	$7,932	$(20,645)
Diluted earnings (loss):
Net income (loss)	$7,932	$(20,645)
Chang in fair value of derivative liability	(640)	—
Interest expense from convertible notes	369	—
Diluted earnings (loss)	$7,661	$(20,645)

Basic weighted average shares	35,497,296	21,199,023
Potentially diluted shares	1,050,833	—
Diluted shares	36,548,129	21,199,023
Earnings (loss) per share
Basic	$0.22	$(0.97)
Diluted	$0.21	$(0.97)

During the years ended December 31, 2024 and 2023, stock options to purchase 1,437,875 and 1,441,438 shares of common stock, respectively, and warrants to purchase 20,125,342 and nil shares of common stock, respectively, were not considered in calculating diluted earnings (loss) per share because the options and warrants are considered out-of-money. In addition, the year ended December 31, 2023, convertible notes that are convertible to a total of 4,946,097 shares of common stock were excluded when calculating diluted loss per share as the inclusion would have been anti-dilutive.

25. Subsequent Events

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard; Transfer of Listing

On April 8, 2025, the Company received a notice from the staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the Company’s continued non-compliance with Listing Rule 5550(a)(2), which requires the Company to maintain a minimum bid price of its listed securities of at least $1 per share, and Listing Rule 5620(a), which requires listed companies to hold an annual meeting of shareholders within one year of the end of the fiscal year, the staff has determined to delist the Company’s common stock from The Nasdaq Capital Market. Trading of the Company’s common stock on Nasdaq was suspended at the opening of business on April 15, 2025. The Company’s common stock is currently quoted on the OTC Pink Market under the symbol “PEVM”.

In addition, on April 30, 2025, the Company received a notice from the staff indicating that the Company was no longer in compliance with Listing Rule 5250(c)(1) due to its failure to file its Annual Report on Form 10-K for the year ended December 31, 2024. This matter serves as an additional basis for delisting.

On May 20, 2025, the Company appealed the staff’s delisting determination before a Nasdaq Hearings Panel (the “Panel”). While the Company’s appeal is pending, trading of its common stock on Nasdaq remains suspended and continues to be quoted on the over-the-counter (“OTC”) market.

On April 18, 2025, the Company held its 2024 annual meeting of stockholders. As a result, the Company believes it has regained compliance with Listing Rule 5620(a). As a result of the filing of this Annual Report on Form 10-K, the Company believes it has regained compliance with Listing Rule 5250(c)(1).

The Company is diligently working to evidence compliance with all applicable requirements for continued listing on Nasdaq, including effecting a reverse stock split of the Company’s common stock with a ratio in the range between and including 1-for-1.5 and 1-for-5, with such ratio to be determined by the Company’s Board of Directors, for the primary purpose of maintaining the Company’s listing on Nasdaq. The Company has submitted a plan to regain compliance to that effect to the Panel as part of the hearing process; however, there can be no assurance the Panel will grant any request for continued listing or that the Company will be able to regain compliance with the applicable listing criteria within the period of time that may be granted by the Panel.

Entry into a Material Definitive Agreement

On March 14, 2025, the Company entered into a loan agreement (the “Loan Agreement”) with J.J. Astor & Co. (the “Lender”) pursuant to which the Lender agreed to loan the Company the sum of up to $6,000, in two tranches of $4,000 and $2,000, in consideration for a senior secured convertible promissory note in the original principal amount of $5,300 (the “Initial Note”), and if the second tranche of $2,000 is requested by the Company and funded by the Lender, an additional senior secured convertible promissory note in the original principal amount of $2,650 (the “Additional Note,” and together with the Initial Note, the “Notes”). The net proceeds of the loan are to be used to repay existing senior debt in the aggregate principal amount of approximately $1,200 and for general working capital purposes. On March 14, 2025, the Company closed the first tranche of notes and received net proceeds of $2,680 after paying off existing senior debts and fees. On May 23, 2025, the Company closed the second tranche of notes and received net proceeds of $1,910.

The Group has evaluated subsequent events through the date of issuance of the audited consolidated financial statements and determined there were no other subsequent events that occurred that would require recognition or disclosure in the consolidated financial statements.

