Form 10-Q
period 2025-03-31
PHOENIX MOTOR INC.
filed 2025-06-27
CIK 1879848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

(909) 978-0815

(Registrant’s Telephone Number, Including Area Code)

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0004 per share	PEVM	The Nasdaq Stock Market LLC*

*Trading of the registrant’s common stock on Nasdaq was suspended on April 15, 2025. The registrant’s common stock is currently quoted on the OTC Pink Market under the symbol “PEVM”.

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

The registrant had 49,280,432 shares of common stock outstanding as of June 20, 2025.

2

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

PHOENIX MOTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$828	$764
Accounts receivable, net	5,229	4,015
Inventories	39,440	40,760
Prepaid expenses and other current assets, net	2,361	1,699
Battery lease receivables	4,767	4,767
Total current assets	52,625	52,005
Property and equipment, net	3,339	3,784
Operating lease right-of-use assets	1,454	1,724
Net investment in leases	52	64
Total assets	$57,470	$57,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,426	$4,265
Accrued liabilities	8,390	6,685
Advance from customers, current	8,151	4,713
Deferred income	1,273	1,494
Warranty reserve, current	4,908	4,380
Lease liabilities, current	1,653	1,845
Amounts due to a related party	63	28
Short-term borrowing	—	1,010
Derivative liability	—	33
Warrant liability	1,514	1,278
Convertible note, current	2,009	485
Long-term borrowing, current	3	3
Total current liabilities	31,390	26,219
Lease liabilities, noncurrent	806	1,239
Warranty reserve, noncurrent	8,035	9,909
Advance from customers, noncurrent	—	2,036
Long-term borrowings	138	138
Deferred tax liabilities	7,716	7,716
Total liabilities	$48,085	47,257

Commitments and contingencies (Note 17)

Equity:
Common stock, par $0.0004, 450,000,000 shares authorized, 48,125,111 and 42,674,864 shares issued and outstanding as of March 31, 2025, and December 31, 2024, respectively	20	17
Additional paid-in capital	54,226	51,578
Accumulated deficit	(44,861)	(41,275)
Total stockholders’ equity	9,385	10,320
Total liabilities and stockholders’ equity	$57,470	$57,577

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024

Revenues	$4,411	$9,420
Cost of revenues	3,046	6,915
Gross profit	1,365	2,505
Operating expenses:
Selling, general and administrative	3,301	8,649
Impairment of goodwill	—	4,271
Operating loss	(1,936)	(10,415)

Other income (expense):
Interest expense, net	(1,423)	(2,695)
Loss on change in fair value of derivative liability	—	(58)
Loss on warrants issued during private placements	—	(7,432)
(Loss) gain on change in fair value of warrant liability	(236)	9,407
Others	9	2
Bargain purchase gain	—	32,908
Total other (expense) / income	(1,650)	32,132
(Loss) income before income taxes	(3,586)	21,717
Income tax expense	—	(4,943)
Net (loss) income	$(3,586)	$16,774

Net (loss) income per share of common stock:
Basic	$(0.09)	$0.55
Diluted	$(0.09)	$0.49
Weighted average shares outstanding
Basic	38,301,205	30,456,235
Diluted	38,301,205	34,247,958

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares*	Amount	Capital	Deficit	Equity (deficit)

Balance as of January 1, 2024	21,900,918	$9	$44,359	$(49,207)	$(4,839)
Net income	—	—	—	16,774	16,774
Stock-based compensation	—	—	50	—	50
Reclass of derivative liability upon conversion of related convertible notes	—	—	144	—	144
Issuance of common stock for convertible note conversion	715,279	—	451	—	451
Issuance of common stock for settlement with vendors	1,365,261	1	1,692	—	1,693
Issuance of restricted shares to Wisdom Financial to repay loan interest	180,202	—	270	—	270
Issuance of common stock for private placements	10,290,560	4	2,027	—	2,031
Balance as of March 31, 2024	34,452,220	14	48,993	(32,433)	16,574

Balance as of January 1, 2025	42,674,864	$17	$51,578	$(41,275)	$10,320
Net loss	—	—	—	(3,586)	(3,586)
Stock-based compensation	—	—	(39)	—	(39)
Reclass of derivative liability upon conversion of related convertible notes	—	—	33	—	33
Issuance of common stock per warrant exercise	2,378,644	1	241	—	242
Issuance of senior convertible note	—	—	1,838	—	1,838
Issuance of common stock for convertible note conversion	3,071,603	2	575	—	577
Balance as of March 31, 2025	48,125,111	20	54,226	(44,861)	9,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Month ended March 31,
	2025	2024

Cash flows from operating activities:
Net (loss) income	(3,586)	16,774
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	445	416
Amortization of convertible notes	—	1,490
Loss on Change in fair value of derivative liability	—	58
Loss on warrant exercise	242	—
Share-based compensation	(39)	50
Impairment loss on goodwill	—	4,271
Warranty reserve	(1,346)	(235)
Amortization of right-of-use assets	270	231
Loss on warrants issued during private placements	—	7,432
Loss on change in fair value of warrant liability	236	(9,407)
Bargain purchase gain	—	(32,908)
Changes in operating assets and liabilities:
Accounts receivable	(1,214)	(4,523)
Inventories	1,320	5,631
Prepaid expenses and other assets	(662)	(277)
Accounts payable	(839)	793
Accrued liabilities	1,973	1,144
Deferred revenue	(221)	(5)
Advance from customers	1,402	418
Lease liabilities	(625)	(482)
Net investment in leases	12	54
Amount due to related party	35	184
Amount due from related party	—	46
Income tax payable	—	4,943
Net cash used in operating activities	(2,597)	(3,902)

Cash flows from investing activities:
Purchase of property and equipment	—	(113)
Acquisition of Proterra	—	(10,000)
Net cash used in investing activities	—	(10,113)

Cash flows from financing activities:
Repayment of borrowings	(1,164)	(970)
Proceeds from borrowings	3,825	4,263
Repayment of related party borrowings	—	(1,904)
Proceeds from related party borrowings	—	1,035
Proceeds received from private placements	—	11,104
Net cash generated from financing activities	2,661	13,528

Increase/ (Decrease) in cash and cash equivalents	64	(487)
Cash and cash equivalents at beginning of the period	764	3,283
Cash and cash equivalents at end of the period	828	2,796

Supplemental cash flow information:
Interest paid	400	940
Income tax paid	—	—
Non-cash activities:
Issuance of common stock for settlement with vendors	—	1,693
Issuance of common stock for convertible note conversion	577	451
Reclass of derivative liability upon conversion of related convertible debentures	33	144
Issuance of restricted shares to Wisdom Financial to repay the consulting fee	—	270

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

On January 11, 2024, the Group completed the acquisition of the Proterra transit business unit and on February 7, 2024, the Group completed the acquisition of Proterra battery lease contracts. After the acquisition, the Group engages in the business that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets and the Group was assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. On June 24, 2024, the Group entered into an asset purchase agreement with Zenobe Americas EV Assotco LLC (“Zenobe”). In the agreement, the Group sold the battery lease receivables to Zenobe in two batches while retaining the warranty liability associated with leased batteries. As of March 31, 2025, the Group has closed both batches of sale.

2. Summary of Significant Accounting Policies

(a) Basis of Presentation

The accompany unaudited condensed consolidated financial statements of the Group are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The unaudited condensed consolidated financial statements do not include all the information and disclosures required in the annual financial statements and should be read in conjunction with the Group’s consolidated financial statements as of December 31, 2024 and accompanying notes in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the quarterly periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Group’s consolidated financial statements for the year ended December 31, 2024. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results for the full years or any future periods.

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

The Group recognizes revenue on sales of EVs and kits at a point in time following the transfer of control of such products to the customer, which typically occurs upon the delivery to the customer. The Group determined that the government grants should be considered as part of the transaction price because it is granted to the EV buyer and the buyer remains liable for such amount in the event the grants were not received by the Group or returned due to the buyer violating the government grant terms and conditions.

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

Service revenue

Service revenue consists of maintenance, warranty, training and other services. For maintenance and warranty services, revenues are recognized on a straight-line basis over the contractual term. For training and other service revenue, the Group recognizes revenue at a point in time following the transfer of control of such services to the customer, which typically occurs upon delivery of service to the customer.

Other revenue

Other revenue consists of shipping and delivery fees and others. For shipping and delivery fees and others, the Group recognizes revenue at a point in time following the transfer of control of such products or services to the customer, which typically occurs upon the delivery to the customer.

Disaggregation of revenues

The Group disaggregates its revenue by seven primary categories: sales of transit buses, sales of EVs, lease of EVs, sales of forklifts, sales of parts, service revenue and others.

The following is a summary of the Group’s disaggregated revenues:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Sales of transit buses	$3,675	$8,531
Sales of EVs	237	250
Sales of parts	303	-
Service revenue	91	-
Lease of EVs	47	39
Sales of forklifts	-	39
Others	58	561
	$4,411	$9,420

The following is a summary of the Group’s disaggregated revenues by timing of revenue recognition:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Over time	$211	$235
Point in time	4,200	9,185
	$4,411	$9,420

A contract liability is the Group’s obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer. The Group records contract liabilities as advance from customers. As of March 31, 2025 and December 31, 2024, the balances of contract liabilities were $8,151 and $6,749, respectively. During the three months ended March 31, 2025, the Group recognized $1,482 as revenue that was included in the balance of advance from customers at January 1, 2025.

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

The net investment in leases was $176 as of March 31, 2025, in which current portion of $124 was included in prepaid expenses and other current assets, net on the balance sheet. During the three months ended March 31, 2025 and 2024, there was no gain or loss on sales-type leases.

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

Warranty expense is recorded as a component of cost of sales in the condensed consolidated statements of operations. The balance of warranty reserves was $12,943 and $14,289 as of March 31, 2025 and December 31, 2024, respectively.

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

3. Going Concern

The Group has net loss of $3,586 during the three months ended March 31, 2025, and has incurred significant recurring losses before 2025. In addition, the cash flow used in operating activities was $2,597 and the Group needs to raise additional funds to sustain its operations. These factors raise substantial doubt as to the Group’s ability to continue as a going concern.

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

As of March 31, 2025, the Group had finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property and equipment, inventories, tax uncertainties and liabilities assumed.

5. Accounts Receivable, Net

The accounts receivable, net as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
	(unaudited)
Accounts receivable, customers	$3,574	3,014
Accounts receivable, governmental incentive	1,680	1,026
Less: Allowance for doubtful accounts	(25)	(25)
Accounts receivable, net	$5,229	$4,015

For the three months ended March 31, 2025, there was no additional provision for credit loss for accounts receivables. For the three months ended March 31, 2024, the Group reversed provision for credit loss of $25.

6. Inventories

Inventories as of March 31, 2025 and December 31, 2024 consisted of the following:

	March 31,	December 31,
	2025	2024
	(unaudited)
Raw materials	$33,933	$35,515
Work in process	4,206	4,735
Finished goods	1,301	510
Total inventories	$39,440	$40,760

During the three months ended March 31, 2025, there was no write down to reflect the lower of cost or net realizable value. During the three months ended March 31, 2024, $80 of inventories were written down to reflect the lower of cost or net realizable value.

7. Battery Lease Receivables

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

During the three months ended March 31, 2025, the Group received a total of $832 proceeds from Zenobe after closing the final portion of Batch 2 sale. As of March 31, 2025, the balance of battery lease receivables was $4,767, which represents the best estimate of the current fair value, and the Group recorded the $4,645 proceeds received from Zenobe for the transfer in accrued liabilities.

8. Prepaid Expenses and Other Current Assets, Net

Prepaid expenses and other current assets, net as of March 31, 2025 and December 31, 2024 consist of the following:

	March 31,	December 31,
	2025	2024
	(unaudited)
Prepaid expenses	$109	$164
Sales-type lease receivable	124	166
Vendor deposits	1,728	1,349
Others	400	20
Total prepaid and other current assets, net	$2,361	$1,699

9. Sales-type Lease Receivable

The Group entered into a total of ten vehicle lease agreements with certain customers during the year ended December 31, 2023 and the Group delivered vehicles under sales-type leases.

Sales-type lease receivables-short term as of March 31, 2025 and December 31, 2024 was $124 and $249, respectively, and sales-type lease receivables-long term as of March 31, 2025 and December 31, 2024 was $52 and $230, respectively.

Interest income recognized for sales-type leases for the three months ended March 31, 2025 was $13.

As of March 31,
2025
Lease receivables-long term	52
Lease receivables-short term	124
Total lease receivables	176
Unguaranteed residual assets	—
Net investment in leases	176
Recorded in Prepaid expenses and other current assets	124
Recorded in Net investment in leases- non-current	52

Annual minimum undiscounted lease payments under the Group’s leases were as follows as of March 31, 2025:

Sales-type
Remaining of 2025	120
Years Ending December 31,
2026	54
2027	15
2028 and thereafter	—
Total lease receipt payments	189
Less: Imputed interest	(13)
Total lease receivables (1)	176
Unguaranteed residual assets	—
Net investment in leases (1)	176

(1)	Current portion of $124 of total lease receivables included in prepaid expenses and other current assets, net on the condensed consolidated balance sheet.

10. Short-term Borrowings

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

As of December 31, 2024, the loan principal balance to Agile Capital was $718. In March 2025, the Group paid $950 including $718 loan principal balance and $232 accrued interest and other fees to pay off the loan balance according to a settlement agreement made between the Group and Agile Capital.

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

Financing with Wisdom

The Group entered into a short-term loan agreement with total principal amount of $961 on December 11, 2023 with Wisdom Financial holdings Company Ltd (“Wisdom”). The short-term loan was used to pay deposit to purchase the Proterra assets. The principal amount of the loan was fully paid off on January 8, 2024 by cash. Total interest expense of the loan was $279, in which $9 was paid off in January 2024 by cash, and $270 was settled by issuance of 180,202 shares of common stock of the Company in January 2024.

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

The Group recorded a loss on change in fair value of warrant liability of $236 and $9,407 during the three months ended March 31, 2025 and 2024, respectively.

12. Equity

Share Issued for convertible note conversion and warrant exercise

During the three months ended March 31, 2025, the Group issued a total of 3,071,603 shares of common stock of the Company to the investor to convert a total principal amount of $485 of the October 2023 Note. On March 31, 2025, the Group issued a total of 2,378,644 shares of common stock due to cashless exercise of warrants (See Note 16).

Share Issued to Settle Vendor Payable

During the three months ended March 31, 2024, the Group issued 769,099 shares of the Company’s common stock, to a vendor for settlement of payables of $953, and issued 596,162 shares of the Company’s common stock, to another vendor for settlement of payables of $739.

13. Stock-based Compensation

During the three months ended March 31, 2025 and 2024, there were no stock options granted to management and employees of the Group. A reversal of the stock-based compensation expense of $39 was recorded for the three months ended March 31, 2025, and the stock-based compensation expense was $50 for the three months ended March 31, 2024.

There were no changes to the contractual life of any fully vested options during the three months ended March 31, 2025 and 2024. As of March 31, 2025, unrecognized share-based compensation expenses related to the share options granted were $557. The expenses are expected to be recognized over a weighted - average period of 2.66 years.

14. Related Party Transactions

During the three months ended March 31, 2025, SPI billed the Group $86 for legal, human resources and IT services provided by SPI employees and $56 was paid. As of March 31, 2025, $58 of consulting fee was outstanding to SPI and $5 of loan was outstanding to Mr. Xiaofeng Peng, the Company’s Chairman of the Board of Directors and CEO.

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

In connection with the Amendment, the Company issued a warrant (the “October Warrant”) to the investor to purchase up to 1,500,000 shares of the Company’s common stock, with an exercise price equal to $1.30 per share, subject to full ratchet anti-dilution protection and other adjustments as stated in the warrant, which warrant is exercisable for six years on a cash basis or, if the shares of common stock issuable upon exercise of the warrant are not registered within 12 months after the closing, on a cashless basis. The Group determined that the October Warrant met the definition of liability instrument and estimated a fair value of the October Warrant using the Black Scholes pricing model at the date of issuance. On March 31, 2025, the investor cashless exercised 3,000,000 warrant shares and received a net of 2,378,644 shares of the Company’s common stock; however, the cashless exercise is based on incorrect calculation and information. The Company is currently in legal proceedings with the investor trying to recover the excessive shares issued to the investor from the cashless exercise.

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

On November 10, 2023, the Company entered into Second Securities Purchase Agreement (the “Second SPA”) with the same accredited investor, which the Company agreed to issue and sell, in a private placement, subject to the satisfaction of certain closing conditions, a $12,000 of principal amount of the Company’s secured senior convertible promissory notes. As of December 31, 2023, the closing conditions have not been met and Company has not issued any convertible notes pursuant to the Second SPA. Upon execution of the Second SPA, the Company also issued a warrant (the “Execution Warrant”) to the investor to purchase up to 1,000,000 shares of the Company’s common stock, with an exercise price equal to $1.30 per share, subject to full ratchet anti-dilution protection and other adjustments as stated in the warrant, which warrant is exercisable for six years on a cash basis or, if the shares of common stock issuable upon exercise of the warrant are not registered within 12 months after the closing, on a cashless basis. The Execution Warrants can be exercisable no matter whether the Second SPA would be closed or not in the future. On April 3, 2025, the investor cashless exercised 1,700,000 warrant shares and received a net of 1,155,322 shares of the Company’s common stock; however, the cashless exercise is based on incorrect calculation and information. The Company is currently in legal proceedings with the investor trying to recover the excessive shares issued to the investor from the cashless exercise.

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

On March 29, 2024, the Group noted that an event of default has occurred under the June 2023 Notes and October 2023 Notes, due to a failure to observe or perform in a material respect the following covenants: 1) under the Registration Rights Agreement dated on November 10, 2023, the Company agreed to use all commercially reasonable efforts to cause a registration statement relating to the registrable securities to become effective and to keep such registration statement effective until the earlier to occur of the date on which (A) the investor shall have sold all the registrable securities; or (B) the investor has no right to acquire any additional shares of common stock under the purchase agreement or the warrants; and 2) under the Securities Purchase Agreement dated as of June 23, 2023 and a covenant under the notes, as determined on the first of every calendar month, the Company agreed at all times to keep on hand unencumbered, unrestricted cash in an amount greater than or equal to $200,000. The default was not fully cured within five (5) business days of such failure. As a result, the interest rate of the June 2023 Notes and October 2023 Notes was automatically increased to 18% per annum, starting from the date of occurrence of the Event of Default. In addition, the Group is obligated to pay to the holder of the June 2023 Note and October 2023 Note all of the outstanding principal amount and accrued interest on the date of occurrence of the Event of Default. As of the date of issuance of the condensed consolidated financial statements, the noteholder has not declared that an Event of Default has occurred and that the notes are due and payable. As a result of the default, the carrying amount of both June 2023 Note and October 2023 Note were classified as convertible notes, current and all the remaining unamortized debt discounts were amortized into interest expense immediately.

During the three months ended March 31, 2025, the Group issued a total of 3,071,603 shares of common stock of the Company to the investor to convert a total principal amount of $485 of the October 2023 Note. The total fair value of the common stock issued for conversion was $609. As a result of the conversion, the Group reclassified $33 derivative liability into equity upon each conversion of the corresponding convertible notes.

On March 14, 2025, the Company entered into a loan agreement with J.J. Astor & Co. (the “J.J. Astor”) pursuant to which J.J. Astor agreed to loan the Company the sum of up to $6,000, in two tranches of $4,000 and $2,000, in consideration for a senior secured convertible promissory note in the original principal amount of $5,300, and an additional senior secured convertible promissory note in the original principal amount of $2,650. The net proceeds of the loan are to be used to repay existing senior debt in the aggregate principal amount of approximately $1,200 and for general working capital purposes. On March 14, 2025, the Company closed the first tranche of notes (March 2025 Note) and received net proceeds of $2,680 after paying off existing senior debts and fees. On May 23, 2025, the Company closed the second tranche of notes (May 2025 Note) and received net proceeds of $1,910 after fees. There was no warrant issued to the lender for both March 2025 Note and May 2025 Note.

The Initial Note is payable in 26 bi-weekly installments of $204 through the maturity date of March 4, 2026 in cash or shares of the Company’s common stock, at the Company’s election. The Notes will not accrue interest (unless there is an event of default) and are subject to an exit fee of $150 upon maturity. Upon an event of default, the outstanding principal amount will increase to 120% of the outstanding principal amount, plus interest thereon at the rate of 19% per annum. The Notes will be convertible into shares of common stock by J.J. Astor following an event of default.

The conversion price of the Notes is the lower of (i) 85% of the closing price of the common stock on the trading day immediately prior to the applicable funding date and issuance of the Initial Note, or (ii) 85% of the average of the four lowest VWAP prices for the 20 trading days prior to the applicable funding date. If J.J. Astor or any other holder of the Notes elects to voluntarily convert the Notes, the conversion price will be the lower of (a) 100% of the closing price of the common stock on the trading day immediately prior to the applicable funding date and issuance of the Initial Note, or (b) 100% of the average of the four lowest VWAP prices of the common stock for the 20 trading days prior to the applicable funding date. Upon an event of default, the conversion price of the Notes will be 80% of the closing price of the common stock on the initial funding date. The Notes are subject to a limitation that prohibits ownership of more than 19.9% the Company’s outstanding share capital at any time, without stockholder approval.

The Group has determined that the Initial Note does not contain a separated conversion option liability and allows the Group to fully or partially settle a conversion in cash. The Group elected the fair value option for the convertible notes liability, and estimated a fair value of the Initial Note of $2,163 using the Binomial Model at the date of issuance, and recorded the remaining proceeds of $1,837 in the additional paid capital.

On April 15, 2025, the Group noted that an event of default occurred under the Initial Note, when the common stock ceased trading on Nasdaq. As a result, the outstanding principal amount will increase to 120% of the outstanding principal amount, plus interest thereon at the rate of 19% per annum. As of the date of issuance of the condensed consolidated financial statements, the noteholder has not declared that the entire default amount is due and payable. As a result of the default, an additional $1,029 interest expense was accrued to reflect the default principal amount.

The Group recorded interest expenses from debt discount amortization in interest expense, net in the statements of operations of nil and $1,490 for the three months ended March 31, 2025 and 2024 respectively.

The Group recorded accrued interest of convertible notes in interest expense, net in the statements of operations of $1,029 and $93 for the three months ended March 31, 2025 and 2024, respectively. The fair values of warrants issued with convertible notes at the issuance date and the change of fair value of warrant liability after issuance are not material for each period presented.

As of March 31, 2025 and December 31, 2024, the carrying amounts of the Group’s convertible bonds are $2,009 and $485, net of unamortized debt discount of nil and nil, respectively.

16. Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Basic earnings (loss):
Basic (loss) earnings	$(3,586)	$16,774
Diluted earnings (loss):
Net (loss) income	$(3,586)	$16,774
Chang in fair value of derivative liability	-	58
Interest expense from Convertible Notes	-	93
Diluted (loss) earnings	$(3,586)	$16,925

Basic weighted average shares	38,301,205	30,456,235
Potentially diluted shares	-	3,791,723
Diluted shares	38,301,205	34,247,958
(Loss) / Earnings per share
Basic	$(0.09)	$0.55
Diluted	$(0.09)	$0.49

During the three months ended March 31, 2025 and 2024, stock options to purchase 1,448,250 and 2,087,250 shares of common stock, respectively, and warrants to purchase 22,625,342 shares of common stock, were not considered in calculating diluted earnings (loss) per share because the options and warrants are considered out-of-money. There were no other potential shares excluded from the computation of diluted net income (loss) per share during the three months ended March 31, 2025 and 2024.

17. Commitments and Contingencies

Commitments — As of March 31, 2025, the Group had other commitments of approximately $265. These commitments were solely related to contracts signed with vendors by the Group and are expected to be paid in one year.

Contingency — In the ordinary course of business, the Group may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Group records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. In April 2024, there was a dispute with the landlord of Folsom warehouse in which the landlord seeks to recover damages in excess of $250. However, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain. As a result, no reasonable estimate on the loss can be made as of March 31, 2025 and the Group is currently negotiating on settlement with the landlord. In December 2024, there was a breach of contract regarding payment to a formal employee. However, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain.

In the opinion of management, there were no other material pending or threatened claims and litigation as of March 31, 2025 and through the issuance date of these condensed consolidated financial statements.

18. Concentration Risk

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of March 31, 2025 and December 31, 2024, the cash and cash equivalents are deposited within federally insured banks, which are typically below the insured limits. There were two customers representing 18.7% and 16.9%, respectively, of total accounts receivable as of March 31, 2025. As of December 31, 2024, there was no customer of which the accounts receivable accounted for 10% or more of total accounts receivable..

Concentration of Customers and Suppliers

For the three months ended March 31, 2025, there were two customers representing 47.6% and 35.7% of total net revenues, respectively. For the three months ended March 31, 2024, there were two customers representing 44.4% and 41.4% of total net revenues, respectively. During the three months ended March 31, 2025 and 2024, there were no vendors representing 10% or more of total purchases.

19. Subsequent Events

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

The Company appealed the delisting determination to a Nasdaq Hearings Panel (the “Panel”) on May 20, 2025. On June 9, 2025, the Company received a written decision from Nasdaq stating that the Panel had denied the Company’s request for continued listing. Accordingly, the Company’s common stock will remain delisted and continue to trade on the OTC Pink Market.

The Company has the right to request a review of the Panel’s decision by the Nasdaq Listing and Hearing Review Council (the “Council”) within 15 calendar days. The Council may also, on its own motion, initiate a review within 45 calendar days of the decision’s issuance. On June 24, 2025, the Company submitted a request for a review of the Panel’s decision by the Council.

Notwithstanding the Panel’s decision, the Company has taken steps to address the identified deficiencies. On April 18, 2025, the Company held its 2024 annual meeting of stockholders and believes it has regained compliance with Listing Rule 5620(a). On May 30, 2025, the Company filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and believes it has regained compliance with Listing Rule 5250(c)(1).

The Company is continuing to take actions to regain full compliance with Nasdaq’s listing requirements. In particular, the Company’s board of directors has approved a 1-for-5 reverse stock split of its common stock, which is intended to restore compliance with Rule 5550(a)(2) and is currently pending FINRA review.

While there can be no assurance that these actions will result in relisting on Nasdaq or that the review by the Council will be successful, the Company remains committed to pursuing all reasonable and strategic options to regain compliance and restore its listing on a national securities exchange.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and the related notes included elsewhere in this quarterly report. The following discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on May 30, 2025 and in our subsequent filings with the SEC. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

Over the last six years we have developed and deployed for our customers all-electric shuttle buses, utility trucks, service trucks, cargo trucks and flatbed trucks. This differentiates us in the market where most commercial EV manufacturers are still in the prototype phase. As of March 31, 2025, we have delivered a total of 140 EVs to more than 48 customers, representing what we believe is the largest number of Class 4 cutaway medium duty electric shuttle bus deployments in the U.S. and the most electric vehicles deployed on the Ford E-Series chassis. With over four million zero-emission miles accumulatively driven by the vehicles we delivered, we have gained significant industry experience, distinct expertise and extensive knowledge in R&D, production, commercialization, customer engagement and validation of light and medium duty EVs, enabling us to drive continued design enhancements and innovations in our current and future generations drivetrain systems and other products.

On January 11, 2024, we completed the acquisition of the Proterra transit business unit, which is the business unit of Proterra that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets, and on February 7, 2024, we completed the acquisition of Proterra battery lease contracts. After the acquisition, we engage in the business that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets and we were assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. As of March 31, 2025, we delivered a total of 34 transit buses to various customers,

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated financial statements, readers should refer to the information set forth in Note 3 “Summary of Significant Accounting Policies” to our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on May 30, 2025.

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

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments, such as transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding/ incentives driving adoption of electric medium duty vehicles include:

●	the California Hybrid and Zero-Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state;

●	the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle;

●	funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states;

●	Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

	Three Months Ended
	March 31, 2025	March 31, 2024
(In US$ thousands, except for share and per share data)	(Unaudited)	(Unaudited)
Revenues	$4,411	$9,420
Cost of revenues	3,046	6,915
Gross profit	1,365	2,505
Operating expenses:
Selling, general and administrative	3,301	8,649
Impairment of goodwill	—	4,271
Operating loss	(1,936)	(10,415)

Other income (expense):
Interest expense, net	(1,423)	(2,695)
Change in fair value of derivative liability	—	(58)
Loss on warrants issued during private placements	—	(7,432)
(Loss) gain on change in fair value of warrant liability	(236)	9,407
Others	9	2
Bargain purchase gain	—	32,908
Total other income, net	(1,650)	32,132
(Loss) income before income taxes	(3,586)	21,717
Income tax expense	—	(4,943)
Net (loss) income	$(3,586)	$16,774

Net (loss) income per share of common stock:
Basic	$(0.09)	$0.55
Diluted	$(0.09)	$0.49
Weighted average shares outstanding
Basic	38,301,205	30,456,235
Diluted	38,301,205	34,247,958

Net Revenues

For the three months ended March 31, 2025 and 2024, our revenues were $4.4 million and $9.4 million, respectively. Our total revenue decreased by $5.0 million, or 53%, primarily because in the three months ended March 31, 2024, we sold 8 pre-owned buses with revenue of $4.4 million as we acquired those pre-owned buses from acquisition of Proterra transit business unit.

For the three months ended March 31, 2025 and 2024, our revenue breakdown by major categories for relevant periods was as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Sales of transit buses	$3,675	$8,531
Sales of EVs	237	250
Sales of parts	303	-
Service revenue	91	-
Lease of EVs	47	39
Sales of forklifts	-	39
Others	58	561
	$4,411	$9,420

The following is a summary of the Group’s disaggregated revenues by timing of revenue recognition:

	Three Months Ended
	March 31, 2025	March 31, 2024
In thousands	(Unaudited)	(Unaudited)
Over time	$211	$235
Point in time	4,200	9,185
	$4,411	$9,420

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

For the three months ended March 31, 2025 and 2024, our costs of revenues were $3.0 million and $6.9 million, respectively. The decrease in costs of revenues was primarily due to the decrease in costs of transit buses due to decrease in transit bus sales.

Gross Margin

Gross profit is defined as revenues minus cost of revenues. Gross margin, stated as a percentage, is defined as gross profit divided by revenues.

For the three months ended March 31, 2025 and 2024, our combined gross margin was 30.9% and 26.6%, respectively. The increase of gross margin was primarily due to higher margins for both EV sales and transit buses sales. The increase in margin for EV sales was mainly because there was only one EV sold during the three months ended March 31, 2025 with a relatively high margin.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses as well as impairment on goodwill.

Our selling, general and administrative expenses consist primarily of salaries, research and development, professional service fees, rent expense, and office supplies expenses.

For the three months ended March 31, 2025 and 2024, our selling, general and administrative expenses were $3.3 million and $8.6 million, respectively. The decrease in selling, general and administrative expenses was largely due to a decrease in salary expenses as a result of decreased heads-count.

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

Our other expenses for the three months ended March 31, 2025, was $1.7 million, primarily due to interest expense of $1.4 million and loss on change in fair value of warrant liability of $0.2 million.

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

Net Income (loss)

As a result of the above factors, the net loss for the three months ended March 31, 2025, was $3.6 million.

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

Warranty expense is recorded as a component of cost of sales in the condensed consolidated statements of operations. The balance of warranty reserves was $12,943 and $14,289 as of March 31, 2024 and December 31, 2024, respectively.

Recent Accounting Pronouncements

See Note 3 “Summary of Significant Accounting Policies” to our consolidated financial statements in our Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on May 30, 2025 for a description of recently issued or adopted accounting pronouncements that may potentially impact our financial position, results of operations or cash flows.

The Group does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the consolidated financial position, statements of operations and cash flows.

Liquidity and Capital Resources

We had net loss of $3.6 million during the three months ended March 31, 2025 and have incurred significant recurring losses before 2025. In addition, the cash flow used in operating activities was $2.6 million and we need to raise additional funds to sustain our operations. These factors raise substantial doubt as to our ability to continue as a going concern.

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

A summary of the cash flow activities is as follows:

	Three Months Ended	Three Months Ended
In thousands	March 31, 2025	March 31, 2024
Net cash used in operating activities:	$(2,597)	$(3,902)
Net cash used in investing activities	-	(10,113)
Net cash generated from financing activities	2,661	13,528
Net increase / (decrease) in cash, cash equivalents and restricted cash	64	(487)

As of March 31, 2025, we had $0.8 million in cash and cash equivalents. Our primary sources of liquidity were from equity financing (through private offerings) as well as various types of debt financings.

Operating Activities

Net cash used in operating activities was $2.6 million for the three months ended March 31, 2025, primarily as a result of (i) a net loss of $3.6 million, adjusted by non-cash items of depreciation and amortization of $0.4 million, loss on change in fair value of warrant liability of $0.2 million, reversal of warranty reserve of $1.3 million, and amortization of right of use of assets of $0.3 million, and changes in operating assets and liabilities including (i) increase in accounts receivable of $1.2 million due to uncollected accounts receivable from sales of transit buses, (ii) decrease in inventories of $1.3 million due to certain inventories purchase from Proterra have been used; (iii) increase in prepaid expenses and other assets of $0.7 million, (iv) increase in accrued liabilities of $1.9 million mainly due to $0.8 million received from sale of battery leases, which is classified as a liability and $1.0 million of interest accrual on defaulted convertible note, (v) decrease in accounts payable of $0.8 million, and (vi) increase in advance from customers of $1.4 million mainly due to new customer orders received.

Net cash used in operating activities was $3.9 million for the three months ended March 31, 2024, primarily as a result of (i) a net income of $16.8 million, adjusted by non-cash items of bargain purchase gain of $32.9 million from acquisition of Proterra, impairment loss of goodwill of $4.3 million, depreciation and amortization of $0.4 million, amortization of debt discount of convertible notes of $1.5 million, loss on warrants issued during private placement of $7.4 million, gain on change in fair value of warrant liability of $9.4 million, and amortization of right of use of assets of $0.2 million, and changes in operating assets and liabilities including (i) increase in accounts receivable of $4.5 million due to uncollected accounts receivable from sales of transit buses, (ii) decrease in inventories of $5.6 million due to certain inventories purchase from Proterra have been sold, (iii) increase in accrued liabilities of $1.1 million due to interest accrued for Nations Bus loans, (iv) increase in accounts payable of $0.8 million mainly due to additional inventories purchased for upcoming manufacturing of transit buses, and (v) increase in income tax payable of $ 4.9 million due to taxable bargain purchase gain from acquisition of Proterra.

Investing Activities

No investing activity occurred for the three months ended March 31, 2025.

Net cash used in investing activities was $10.1 million for the three months ended March 31, 2024, primarily because of acquisition of Proterra for a total consideration of $10 million and $0.1 million purchase of property and equipment.

Financing Activities

Net cash generated from financing activities was $2.6 million for the three months ended March 31, 2025, primarily as a result of net proceeds from convertible senior note of $3.8 million, partially offset by repayment to borrowings of $1.2 million.

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

Capital Expenditures

We incurred capital expenditures of nil and $10.1 million for the three months ended March 31, 2025, and 2024, respectively. Our capital expenditures have historically been comprised of purchase of Proterra assets, equipment for our offices and production infrastructure. Our capital expenditures may increase in the future as we continue to invest in production and technology infrastructure.

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

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

For more information on our contractual obligations, commitments and contingencies, see Note 17 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In connection with the audit of our consolidated financial statements for the year ended December 31, 2024, we identified following material weaknesses, in the design or operation of internal controls.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For more information on our legal proceedings, see Note 17 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Risk factors that may affect our business and financial results are discussed within Item 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on May 30, 2025, and our subsequent filings with the SEC. In addition to the those in our prior filings, the following are more risk factors to consider:

Holders of our Notes are entitled to certain payments that may be paid in cash or in shares of our common stock depending on the circumstances. If we make these payments in cash, we may be required to expend a substantial portion of our cash resources. If we make these payments in common stock, it may result in substantial dilution to the holders of our common stock.

On March 14, 2025, the Company entered into a loan agreement with J.J. Astor & Co. (“J.J. Astor”) pursuant to which J.J. Astor agreed to loan the Company the sum of up to $6 million, in two tranches of $4 million and $2 million, in consideration for a senior secured convertible promissory note in the original principal amount of $5.3 million (the “Initial Note”), and an additional senior secured convertible promissory note in the original principal amount of $2.7 million (the “Additional Note,” and together with the Initial Note, the “Notes”). The net proceeds of the loan are to be used to repay existing senior debt in the aggregate principal amount of approximately $1.2 million and for general working capital purposes. On March 14, 2025, the Company closed the first tranche of notes and received net proceeds of $2.7 million after paying off existing senior debts. On May 23, 2025, the Company closed the second tranche of notes and received net proceeds of $1.9 million.

The Initial Note is payable in 26 bi-weekly installments of $204,000 through the maturity date of March 4, 2026 in cash or shares of the Company’s common stock, at the Company’s election. The Notes will not accrue interest (unless there is an event of default) and are subject to an exit fee of $150,000 upon maturity. Upon an event of default, the outstanding principal amount will increase to 120% of the outstanding principal amount, plus interest thereon at the rate of 19% per annum. The Notes will be convertible into shares of common stock by J.J. Astor following an event of default.

The Additional Note is payable commencing on June 6, 2025 in 26 bi-weekly installments of $102,000 through the maturity date of May 22, 2026 in cash or shares of the Company’s common stock, at the Company’s election. The Notes will not accrue interest (unless there is an event of default) and are subject to an exit fee of $100,000 upon maturity. Upon an event of default, the outstanding principal amount will increase to 120% of the outstanding principal amount, plus interest thereon at the rate of 19% per annum. The Notes shall become, at J.J. Astor’s election, immediately due and payable in the default amount or be convertible into shares of common stock by J.J. Astor following an event of default.

The conversion price of the Notes is the lower of (i) 85% of the closing price of the common stock on the trading day immediately prior to the applicable funding date and issuance of the Initial Note or Additional Note, or (ii) 85% of the average of the four lowest VWAP prices for the 20 trading days prior to the applicable funding date. If J.J. Astor or any other holder of the Notes elects to voluntarily convert the Notes, the conversion price will be the lower of (a) 100% of the closing price of the common stock on the trading day immediately prior to the applicable funding date and issuance of the Initial Note or Additional Note, or (b) 100% of the average of the four lowest VWAP prices of the common stock for the 20 trading days prior to the applicable funding date. Upon an event of default, the conversion price of the Notes will be 80% of the closing price of the common stock on the initial funding date. The Notes are subject to a limitation that prohibits ownership of more than 19.9% our outstanding share capital at any time, without stockholder approval.

On April 15, 2025, we noted that an event of default occurred under the Initial Note, when the common stock ceased trading on Nasdaq. As a result, the outstanding principal amount will increase to 120% of the outstanding principal amount, plus interest thereon at the rate of 19% per annum. As of the date of issuance of the condensed consolidated financial statements, the noteholder has not declared that the entire default amount is due and payable. As a result of the default, an additional $1,029 interest expense was accrued to reflect the default principal amount.

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

Under the Notes agreement, we are required to hold a meeting of our stockholders to seek approval under Nasdaq Rule 5635(d) for the sale, issuance or potential issuance by us of our common stock (or securities convertible into or exercisable for our common stock) in excess of 9,620,210 shares, which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the Notes agreement. If our stockholders do not approve this proposal, we will not be able to issue 20% or more of our outstanding shares of common stock to the Notes holders. As a result, we may be unable to make some of the interest payments due to the holders of the Notes in shares of our common stock or issue sufficient shares upon conversion of the Notes, which will, in lieu of those shares, require that we pay substantial cash amounts to the Notes holders. If we do not have sufficient cash resources to make these payments, we may need to delay, reduce or eliminate certain of our operations, sell some or all of our assets or merge with another entity.

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

We appealed the delisting determination to a Nasdaq Hearings Panel (the “Panel”) on May 20, 2025. On June 9, 2025, the Company received a written decision from Nasdaq stating that the Panel had denied the Company’s request for continued listing. Accordingly, the Company’s common stock will remain delisted and continue to trade on the OTC Pink Market.

We have the right to request a review of the Panel’s decision by the Nasdaq Listing and Hearing Review Council (the “Council”) within 15 calendar days. The Council may also, on its own motion, initiate a review within 45 calendar days of the decision’s issuance. On June 24, 2025, we submitted a request for a review of the Panel’s decision by the Council.

Notwithstanding the Panel’s decision, we have taken steps to address the identified deficiencies. On April 18, 2025, we held our 2024 annual meeting of stockholders and believe we have regained compliance with Listing Rule 5620(a). On May 30, 2025, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and believe we have regained compliance with Listing Rule 5250(c)(1).

We are continuing to take actions to regain full compliance with Nasdaq’s listing requirements. In particular, our board of directors has approved a 1-for-5 reverse stock split of its common stock, which is intended to restore compliance with Rule 5550(a)(2) and is currently pending FINRA review.

While there can be no assurance that these actions will result in relisting on Nasdaq or that the review by the Council will be successful, we remain committed to pursuing all reasonable and strategic options to regain compliance and restore our listing on a national securities exchange.

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

Date: June 27, 2025

