Form 10-Q
period 2025-06-30
PHOENIX MOTOR INC.
filed 2025-08-14
CIK 1879848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The registrant had 9,856,086 shares of common stock outstanding as of August 10, 2025.

2

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

PHOENIX MOTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$112	$764
Accounts receivable, net	3,974	4,015
Inventories	39,521	40,760
Prepaid expenses and other current assets, net	2,060	1,699
Amounts due to a related party	17	—
Battery lease receivables	4,645	4,767
Total current assets	50,329	52,005
Property and equipment, net	2,942	3,784
Operating lease right-of-use assets	1,175	1,724
Net investment in leases	40	64
Total assets	$54,486	$57,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,827	$4,265
Accrued liabilities	8,395	6,685
Advance from customers, current	8,157	4,713
Deferred income	1,202	1,494
Warranty reserve, current	3,462	4,380
Lease liabilities, current	1,673	1,845
Amounts due to a related party	23	28
Short-term borrowing	—	1,010
Derivative liability	—	33
Warrant liability	218	1,278
Convertible note, current	3,440	485
Long-term borrowing, current	3	3
Total current liabilities	30,400	26,219
Lease liabilities, noncurrent	392	1,239
Warranty reserve, noncurrent	8,035	9,909
Advance from customers, noncurrent	—	2,036
Long-term borrowings	136	138
Deferred tax liabilities	7,716	7,716
Total liabilities	$46,679	47,257

Commitments and contingencies (Note 16)

Equity:
Common stock, par $0.0004, 450,000,000 shares authorized, 9,856,086* and 8,534,973* shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	20	17
Additional paid-in capital	53,800	51,578
Accumulated deficit	(46,013)	(41,275)
Total stockholders’ equity	7,807	10,320
Total liabilities and stockholders’ equity	$54,486	$57,577

*	The shares are presented on a retrospective base to reflect the Company’s reverse stock split effected on July 31, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$2,742	$12,032	$7,153	$21,452
Cost of revenues	1,827	10,203	4,873	17,118
Gross profit (loss)	915	1,829	2,280	4,334
Operating expenses:
Selling, general and administrative	2,604	8,929	5,905	17,578
Impairment of goodwill	-	-	-	4,271
Operating loss	(1,689)	(7,100)	(3,625)	(17,515)

Other income (expense):
Interest expense, net	(768)	(642)	(2,191)	(3,337)
Loss on warrants issued during private placement	-	-	-	(7,432)
Gain on change in fair value of warrant liability	1,296	5,211	1,060	14,618
Gain on change in fair value of derivative liability	-	647	-	589
(Reversal of) Bargain purchase gain	-	(836)	-	32,072
Others	21	(2)	30	-
Total other income, net	549	4,378	(1,101)	36,510
(Loss) income before income taxes	(1,140)	(2,722)	(4,726)	18,995
Income tax (expenses) benefits	(12)	5,675	(12)	732
Net (loss) income	$(1,152)	$2,953	$(4,738)	$19,727

(Loss) earnings per share of common stock:
Basic	$(0.14)	$0.42	$(0.59)	3.02
Diluted	$(0.14)	$0.31	$(0.59)	2.62
Weighted average shares outstanding*
Basic	8,412,955	6,964,255	8,039,954	6,527,751
Diluted	8,412,955	7,812,957	8,039,954	7,376,454

*	The shares are presented on a retrospective base to reflect the Company’s reverse stock split effected on July 31, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares*	Amount	Capital	Deficit	Equity

Balance as of January 1, 2024	4,380,184	$9	$44,359	$(49,207)	$(4,839)
Net income	—	—	—	16,774	16,774
Stock-based compensation	—	—	50	—	50
Reclass of derivative liability upon conversion of related convertible notes	—	—	144	—	144
Issuance of common stock for convertible note conversion	143,056	—	451	—	451
Issuance of common stock for settlement with vendors	273,052	1	1,692	—	1,693
Issuance of restricted shares to Wisdom Financial to repay loan interest	36,040	—	270	—	270
Issuance of common stock for private placements	2,058,112	4	2,027	—	2,031
Balance as of March 31, 2024	6,890,444	14	48,993	(32,433)	16,574
Net income	—	—	—	2,953	2,953
Stock-based compensation	—	—	(67)	—	(67)
Reclass of derivative liability upon conversion of related convertible notes	—	—	129	—	129
Issuance of common stock for convertible note conversion	189,827	—	381	—	381
Balance as of June 30, 2024	7,080,271	$14	$49,436	$(29,480)	$19,970

Balance as of January 1, 2025	8,534,973	$17	$51,578	$(41,275)	$10,320
Net loss	—	—	—	(3,586)	(3,586)
Stock-based compensation	—	—	(39)	—	(39)
Reclass of derivative liability upon conversion of related convertible notes	—	—	33	—	33
Issuance of common stock for warrant exercise	475,729	1	241	—	242
Issuance of senior convertible note	—	—	1,838	—	1,838
Issuance of common stock for convertible note conversion	614,321	2	575	—	577
Balance as of March 31, 2025	9,625,022	20	54,226	(44,861)	9,385

Net income	—	—	—	(1,152)	(1,152)

Stock-based compensation	—	—	34	—	34
Issuance of senior convertible note	—	—	76	—	76
Issuance of common stock for warrant exercise	231,064	—	(536)	—	(536)
Balance as of June 30, 2025	9,856,086	$20	$53,800	$(46,013)	$7,807

*	The shares are presented on a retrospective base to reflect the Company’s reverse stock split effected on July 31, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Month ended June 30,
	2025	2024

Changes in operating assets and liabilities:
Net (loss) income	(4,738)	19,727
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	842	835
Amortization of convertible notes	-	1,490
Gain on warrant exercise	(294)	-
Gain on change in fair value of derivative liability	-	(589)
Share-based compensation	(5)	(17)
Impairment loss on goodwill	-	4,271
Warranty reserve	(2,792)	(586)
Amortization of right-of-use assets	549	470
Loss on warrants issued during private placement	-	7,432
Gain on change in fair value of warrant liability	(1,060)	(14,618)
Bargain purchase gain	-	(32,072)
Deferred tax liability reversal	-	(3,041)
Changes in operating assets and liabilities:
Accounts receivable	41	(3,205)
Inventories	1,239	12,854
Battery lease receivables	122	413
Prepaid expenses and other assets	(361)	(441)
Amount due from related party	(17)	-
Accounts payable	(438)	1,115
Accrued liabilities	1,823	467
Deferred revenue	(292)	(10)
Advance from customers	1,408	2,309
Lease liabilities	(1,019)	(869)
Net investment in leases	24	111
Amount due from related party	(5)	46
Income tax payable	-	2,309
Net cash used in operating activities	(4,973)	(1,599)

Cash flows from investing activities:
Purchase of property and equipment	-	(113)
Loan lent to a related party	-	(816)
Proceeds from repayment from a related party	-	50
Acquisition of Proterra	-	(10,000)
Net cash used in investing activities	-	(10,879)

Cash flows from financing activities:
Repayment of borrowings	(1,504)	(2,008)
Proceeds from borrowings	5,825	2,363
Repayment of related party borrowings	-	(1,904)
Proceeds from related party borrowings	-	1,041
Proceeds received from private placements	-	11,104
Net cash generated from financing activities	4,321	10,596

Decrease in cash and cash equivalents	(652)	(1,882)
Cash and cash equivalents at beginning of the period	764	3,283
Cash and cash equivalents at end of the period	112	1,401

Supplemental cash flow information:
Income tax paid	-	-
Non-cash activities:
Derivative liabilities recorded as debt discount	-	-
Issuance of common stock per convertible note conversion	577	832
Reclass of derivative liability upon conversion of related convertible debentures	33	273
Issuance of restricted shares to Wisdom Financial to repay the consulting fee	-	270
Issuance of common stock for settlement with vendors	-	1,693

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

On January 11, 2024, the Group completed the acquisition of the Proterra transit business unit and on February 7, 2024, the Group completed the acquisition of Proterra battery lease contracts. After the acquisition, the Group engages in the business that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets and the Group was assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. On June 24, 2024, the Group entered into an asset purchase agreement with Zenobe Americas EV Assotco LLC (“Zenobe”). In the agreement, the Group sold the battery lease receivables to Zenobe in two batches while retaining the warranty liability associated with leased batteries. As of June 30, 2025, the Group has closed both batches of sale.

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

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the quarterly periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Group’s consolidated financial statements for the year ended December 31, 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any future periods.

(b) Revenue Recognition

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

The following is a summary of the Group’s disaggregated revenues:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Sales of transit buses	$1,523	$10,585	$5,198	$19,116
Sales of EVs	—	233	237	483
Sales of parts	311	45	614	90
Service revenue	374	—	465	—
Lease of EVs	43	—	90	—
Sales of forklifts	—	—	—	39
Others	491	1,169	549	1,724
	$2,742	$12,032	$7,153	$21,452

The following is a summary of the Group’s disaggregated revenues by timing of revenue recognition:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Point in time	$2,606	$11,692	$6,806	$20,894
Over time	136	340	347	558
	$2,742	$12,032	$7,153	$21,452

A contract liability is the Group’s obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer. The Group records contract liabilities as advance from customers and deferred income. As of June 30, 2025 and December 31, 2024, the balances of contract liabilities were $8,157 and $6,749, respectively. During the six months ended June 30, 2025, the Group recognized $2,227 as revenue that was included in the balance of advance from customers at January 1, 2025.

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

The net investment in leases was $119 as of June 30, 2025, in which current portion of $79 was included in prepaid expenses and other current assets, net on the balance sheet. During the three and six months ended June 30, 2025 and 2024, there was no gain or loss on sales-type leases.

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

Warranty expense is recorded as a component of cost of sales in the condensed consolidated statements of operations. The balance of warranty reserves was $11,497 and $14,289 as of June 30, 2025 and December 31, 2024, respectively.

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

3. Going Concern

The Group has net loss of $4,738 during the six months ended June 30, 2025 and has incurred significant recurring losses before 2025. In addition, the cash flow used in operating activities was $4,973 during the six months ended June 30, 2025 and the Group needs to raise additional funds to sustain its operations. These factors raise substantial doubt as to the Group’s ability to continue as a going concern.

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

As of June 30, 2025, the Group had finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property and equipment, inventories, tax uncertainties and liabilities assumed.

5. Accounts Receivable, Net

The accounts receivable, net as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
	(unaudited)
Accounts receivable, customers	$2,237	3,014
Accounts receivable, governmental incentive	1,762	1,026
Less: Allowance for doubtful accounts	(25)	(25)
Accounts receivable, net	$3,974	$4,015

For the six months ended June 30, 2025 and 2024, there was no provision for credit loss for accounts receivables.

6. Inventories

Inventories as of June 30, 2025 and December 31, 2024 consisted of the following:

	June 30,	December 31,
	2025	2024
	(unaudited)
Raw materials	$33,449	$35,515
Work in process	5,027	4,735
Finished goods	1,045	510
Total inventories	$39,521	$40,760

During the six months ended June 30, 2025 and 2024, there was no write down to reflect the lower of cost or net realizable value.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of June 30, 2025 and December 31, 2024 consist of the following:

	June 30,	December 31,
	2025	2024
	(unaudited)
Prepaid expenses	$43	$164
Sales-type lease receivable	79	166
Vendor deposits	1,578	1,349
Others	360	20
Total prepaid and other current assets, net	$2,060	$1,699

8. Sales-type Lease Receivable

The Group entered into a total of ten vehicle lease agreements with certain customers during the year ended December 31, 2023 and the Group delivered vehicles under sales-type leases.

Sales-type lease receivables-short term as of June 30, 2025 and December 31, 2024 was $79 and $249, respectively, and sales-type lease receivables-long term as of June 30, 2025 and December 31, 2024 was $40 and $230, respectively.

Interest income recognized for sales-type leases for the six months ended June 30, 2025 was $9.

As of June 30
2025
Lease receivables-long term	40
Lease receivables-short term	79
Total lease receivables	119
Unguaranteed residual assets	—
Net investment in leases	119
Recorded in Prepaid expenses and other current assets	79
Recorded in Net investment in leases- non-current	40

Annual minimum undiscounted lease payments under the Group’s leases were as follows as of June 30, 2025:

Sales-type
Remaining of 2025	59
Years Ending December 31,
2026	54
2027	15
2028 and thereafter	—
Total lease receipt payments	128
Less: Imputed interest	(9)
Total lease receivables (1)	119
Unguaranteed residual assets	—
Net investment in leases (1)	119

(1)	Current portion of $79 of total lease receivables included in prepaid expenses and other current assets, net on the consolidated balance sheet.

9. Short-term Borrowings

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

10. Private Placements

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

During the three and six months ended June 30, 2025, the Group recorded gain on change in fair value of warrant liability of $1,296 and $1,060, respectively. During the three and six months ended June 30, 2024, the Group recorded gain on change in fair value of warrant liability of $5,211 and $14,618, respectively.

11. Equity

Reverse Stock Split

As of July 31, 2025, the Company effected a reverse stock split at a ratio of 1-for-5 shares.

Share Issued for convertible note conversion and warrant exercise

During the six months ended June 30, 2025, the Group issued a total of 3,071,603 shares of common stock of the Company to the investor to convert a total principal amount of $485 of the October 2023 Note. On March 31, 2025 and April 3, 2025, the Group issued 2,378,644 and 1,155,321 shares of common stock, respectively, due to cashless exercise of warrants (see Note 14).

Share Issued to Settle Vendor Payable

During the six months ended June 30, 2024, the Group issued 769,099 shares of the Company’s common stock, to a vendor for settlement of payables of $953, and issued 596,162 shares of the Company’s common stock, to another vendor for settlement of payables of $739.

12. Stock-based Compensation

During the six months ended June 30, 2025, no new options were granted under the 2021 Equity Incentive Plan.

During the six months ended June 30, 2025, the net stock-based compensation reversal was $5 and during the six months ended June 30, 2024, the net stock-based compensation reversal was $17.

During the three months ended June 30, 2025, the stock-based compensation was $34 and during the three months ended June 30, 2024, the stock-based compensation reversal was $67.

There were no changes to the contractual life of any fully vested options during the six months ended June 30, 2025 and 2024. As of June 30, 2025, unrecognized share-based compensation expenses related to the share options granted were $451. The expenses are expected to be recognized over a weighted - average period of 2.07 years.

13. Related Party Transactions

During the six months ended June 30, 2025, SPI billed the Group $104 for legal, human resources and IT services provided by SPI employees and $86 was paid. As of June 30, 2025, $18 of consulting fee was outstanding to SPI and $5 of loan was outstanding to Mr. Xiaofeng Peng, the Company’s Chairman of the Board of Directors and CEO.

During the six months ended June 30, 2025, the Group billed SPI $17 for legal, human resources and IT services provided by the Group’s employees. As of June 30, 2025, $17 of consulting fee was outstanding from SPI.

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

During the six months ended June 30, 2025, the Group issued a total of 3,071,603 shares of common stock of the Company to the investor to convert a total principal amount of $485 of the October 2023 Note. The total fair value of the common stock issued for conversion was $609. As a result of the conversion, the Group reclassified $33 derivative liability into equity upon each conversion of the corresponding convertible notes.

On March 14, 2025, the Company entered into a loan agreement with J.J. Astor & Co. (the “J.J. Astor”) pursuant to which J.J. Astor agreed to loan the Company the sum of up to $6,000, in two tranches of $4,000 and $2,000, in consideration for a senior secured convertible promissory note in the original principal amount of $5,300, and an additional senior secured convertible promissory note in the original principal amount of $2,650. The net proceeds of the loan are to be used to repay existing senior debt in the aggregate principal amount of approximately $1,200 and for general working capital purposes. On March 14, 2025, the Company closed the first tranche of notes (March 2025 Note) and received net proceeds of $2,680 after paying off existing senior debts and fees. On May 23, 2025, the Company closed the second tranche of notes (the “May 2025 Note,” and together with the March 2025 Note, the “Notes”) and received net proceeds of $1,910. There was no warrant issued to the lender for the Notes.

The March 2025 Note is payable in 26 bi-weekly installments of $204 through the maturity date of March 13, 2026, in cash or shares of the Company’s common stock, at the Company’s election. The May 2025 Note is payable in 26 bi-weekly installments of $102 through the maturity date of May 22, 2026 in cash or shares of the Company’s common stock, at the Company’s election. The Notes will not accrue interest (unless there is an event of default) and are subject to an exit fee of $150 upon maturity. Upon an event of default, the outstanding principal amount will increase to 120% of the outstanding principal amount, plus interest thereon at the rate of 19% per annum. The Notes will be convertible into shares of common stock by J.J. Astor following an event of default.

The conversion price of the Notes is the lower of (i) 85% of the closing price of the common stock on the trading day immediately prior to the applicable funding date and issuance of the March 2025 Note, or (ii) 85% of the average of the four lowest VWAP prices for the 20 trading days prior to the applicable funding date. If J.J. Astor or any other holder of the Notes elects to voluntarily convert the Notes, the conversion price will be the lower of (a) 100% of the closing price of the common stock on the trading day immediately prior to the applicable funding date and issuance of the March 2025 Note, or (b) 100% of the average of the four lowest VWAP prices of the common stock for the 20 trading days prior to the applicable funding date. Upon an event of default, the conversion price of the Notes will be 80% of the closing price of the common stock on the initial funding date. The Notes are subject to a limitation that prohibits ownership of more than 19.9% the Company’s outstanding share capital at any time, without stockholder approval.

The Group has determined that the Notes do not contain a separate conversion option liability and allow the Group to fully or partially settle a conversion in cash. The Group elected the fair value option for the convertible notes liability and estimated a fair value of the March 2025 Note of $2,163 using the Binomial Model at the date of issuance, and recorded the remaining proceeds of $1,837 in additional paid capital. The Group estimated a fair value of the May 2025 Note of $1,924 using the Binomial Model at the date of issuance and recorded the remaining proceeds of $76 in additional paid capital

On April 15, 2025, the Group noted that an event of default occurred under both Notes, when the common stock ceased trading on Nasdaq. As a result, the outstanding principal amount will increase to 120% of the outstanding principal amount, plus interest thereon at the rate of 19% per annum. As of the date of issuance of the condensed consolidated financial statements, the noteholder has not declared that the entire default amount is due and payable. As a result of the default, an additional $1,029 interest expense was accrued to reflect the default principal amount.

The Group recorded interest expenses from debt discount amortization in interest expense, net in the statements of operations of nil and $1,490 for the six months ended June 30, 2025 and 2024 respectively.

The Group recorded accrued interest of convertible notes in interest expense, net in the statements of operations of $1,603 and $93 for the six months ended June 30, 2025 and 2024, respectively.

As of June 30, 2025 and December 31, 2024, the carrying amounts of the Group’s convertible bonds are $3,440 and $485, respectively.

15. Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic earnings (loss):
Net (loss) income	$(1,152)	$2,953	$(4,738)	$19,727
Diluted earnings (loss):
Net (loss) income	$(1,152)	$2,953	$(4,738)	$19,727
Chang in fair value of derivative liability	-	(647)	-	(590)
Interest expense from Convertible Notes	-	112	-	215
Adjusted net (loss) income	$(1,152)	$2,418	$(4,738)	$19,352

Weighted average number of shares-basic *	8,412,955	6,964,255	8,039,954	6,527,751
Potentially dilutive shares	-	848,702	-	848,703
Weighted average number of shares-Diluted	8,412,955	7,812,957	8,039,954	7,376,454
Earnings per share
Basic	$(0.14)	$0.42	$(0.59)	$3.02
Diluted	$(0.14)	$0.31	$(0.59)	$2.62

*	The shares are presented on a retrospective base to reflect the Company’s reverse stock split effected on July 31, 2025.

During the three and six months ended June 30, 2025 and 2024, stock options to purchase 1,742,979 and 2,087,250 shares of common stock and warrants to purchase 22,625,342 shares of common stock were not considered in calculating diluted earnings (loss) per share because the options and warrants are considered out-of-money.

There were no other potential shares excluded from the computation of diluted net income (loss) per share during the three and six months ended June 30, 2025 and 2024, respectively.

16. Commitments and Contingencies

Commitments — As of June 30, 2025, the Group had other commitments of approximately $265. These commitments were solely related to contracts signed with vendors by the Group and are expected to be paid in one year.

Contingency — In the ordinary course of business, the Group may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Group records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. In April 2024, there was a dispute with the landlord of Folsom warehouse in which the landlord seeks to recover damages in excess of $250. However, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain. As a result, no reasonable estimate on the loss can be made as of June 30, 2025 and the Group is currently negotiating on settlement with the landlord. In December 2024, there was a breach of contract regarding payment to a formal employee. However, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain.

In the opinion of management, there were no other material pending or threatened claims and litigation as of June 30, 2025 and through the issuance date of these condensed consolidated financial statements.

17. Concentration Risk

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of June 30, 2025 and December 31, 2024, the cash and cash equivalents are deposited within federally insured banks, which are typically below the insured limits. There is one customer representing 21.7% of total accounts receivable as of June 30, 2025. As of December 31, 2024, there was no customer of which the accounts receivable accounted for 10% or more of total accounts receivable.

Concentration of Customers and Suppliers

For the six months ended June 30, 2025, there were two customers representing 39.1% and 22.5% of total net revenues, respectively.

For the six months ended June 30, 2024, there were three customers representing 38.0%, 19.7% and 18.2% of total net revenues, respectively.

During the six months ended June 30, 2025 and 2024, there were no vendors representing 10% or more of total purchases.

18. Subsequent Events

The Company is continuing to take actions to regain full compliance with Nasdaq’s listing requirements. In particular, the board of directors has implemented a 1-for-5 reverse stock split of its common stock effective as of July 31, 2025, which is intended to restore compliance with Rule 5550(a)(2).

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

Over the last six years we have developed and deployed for our customers all-electric shuttle buses, utility trucks, service trucks, cargo trucks and flatbed trucks. This differentiates us in the market where most commercial EV manufacturers are still in the prototype phase. As of June 30, 2025, we have delivered a total of 140 EVs to more than 48 customers, representing what we believe is the largest number of Class 4 cutaway medium duty electric shuttle bus deployments in the U.S. and the most electric vehicles deployed on the Ford E-Series chassis. With over four million zero-emission miles accumulatively driven by the vehicles we delivered, we have gained significant industry experience, distinct expertise and extensive knowledge in R&D, production, commercialization, customer engagement and validation of light and medium duty EVs, enabling us to drive continued design enhancements and innovations in our current and future generations drivetrain systems and other products.

On January 11, 2024, we completed the acquisition of the Proterra transit business unit, which is the business unit of Proterra that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets, and on February 7, 2024, we completed the acquisition of Proterra battery lease contracts. After the acquisition, we engage in the business that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets and we were assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. As of June 30, 2025, we delivered a total of 36 transit buses to various customers,

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company, and all of our subsidiaries. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated financial statements; readers should refer to the information set forth in Note 3 “Summary of Significant Accounting Policies” to our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on May 30, 2025.

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

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments, such as transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding / incentives driving adoption of electric medium duty vehicles include:

●	the California Hybrid and Zero- Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state;

●	the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle;

●	funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states; and

●	Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

(In thousands, except for share and per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Revenues	$2,742	$12,032	$7,153	$21,452
Cost of revenues	1,827	10,203	4,873	17,118
Gross profit (loss)	915	1,829	2,280	4,334
Operating expenses:
Selling, general and administrative	2,604	8,929	5,905	17,578
Impairment of goodwill	-	-	-	4,271
Operating loss	(1,689)	(7,100)	(3,625)	(17,515)

Other income (expense):
Interest expense, net	(768)	(642)	(2,191)	(3,337)
Loss on warrants issued during private placement	-	-	-	(7,432)
Gain on change in fair value of warrant liability	1,296	5,211	1,060	14,618
Gain on change in fair value of derivative liability	-	647	-	589
(Reversal of) Bargain purchase gain	-	(836)	-	32,072
Others	21	(2)	30	-
Total other income, net	549	4,378	(1,101)	36,510
(Loss) income before income taxes	(1,140)	(2,722)	(4,726)	18,995
Income tax (expenses) benefits	(12)	5,675	(12)	732
Net (loss) income	$(1,152)	$2,953	$(4,738)	$19,727

(Loss) earnings per share of common stock:
Basic	$(0.14)	$0.42	$(0.59)	3.02
Diluted	$(0.14)	$0.31	$(0.59)	2.62
Weighted average shares outstanding*
Basic	8,412,955	6,964,255	8,039,954	6,527,751
Diluted	8,412,955	7,812,957	8,039,954	7,376,454

*The shares are presented on a retrospective base to reflect the Company’s reverse stock split effected on July 31, 2025.

Net Revenues

For the three months ended June 30, 2025 and 2024, our revenues were $2.7 million and $12.0 million, respectively. Our total revenue decreased by $9.3 million, or 77%, primarily because we completed the acquisition of Proterra transit business unit in January 2024. With the acquisition, we were able to quickly fulfill existing sales order and turn inventory into sales in the three months ended June 30, 2024. Such a decrease was also because we incurred cash shortage issues starting from late 2024 which caused slow production of transit buses.

For the six months ended June 30, 2025 and 2024, our revenues were $7.2 million and $21.5 million, respectively. Our total revenue decreased by $14.2 million, or 66.7%, primarily because we completed the acquisition of Proterra transit business unit in January 2024. With the acquisition, we were able to quickly fulfill existing sales order and turn inventory into sales in the six months ended June 30, 2024. Such a decrease was also because we incurred cash shortage issues starting from late 2024 which caused slow production of transit buses.

For the three and six months ended June 30, 2025 and 2024, our revenue breakdown by major categories for relevant periods was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Sales of transit buses	$1,523	$10,585	$5,198	$19,116
Sales of EVs	—	233	237	483
Sales of parts	311	45	614	90
Service revenue	374	—	465	—
Lease of EVs	43	—	90	—
Sales of forklifts	—	—	—	39
Others	491	1,169	549	1,724
	$2,742	$12,032	$7,153	$21,452

The following is a summary of the Group’s disaggregated revenues by timing of revenue recognition:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Point in time	$2,606	$11,692	$6,806	$20,894
Over time	136	340	317	558
	$2,742	$12,032	$7,153	$21,452

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

For the three months ended June 30, 2025 and 2024, our costs of revenues were $1.8 million and $$10.2 million, respectively. The decrease in costs of revenues was primarily due to the decrease in transit bus and other sales.

For the six months ended June 30, 2025 and 2024, our costs of revenues were $4.9 million and $17.1 million, respectively. The decrease in costs of revenues was primarily due to the decrease in transit bus and other sales.

Gross Margin

Gross profit is defined as revenues minus cost of revenues. Gross margin, stated as a percentage, is defined as gross profit divided by revenues.

For the three months ended June 30, 2025 and 2024, our combined gross margin was 33.4% and 15.2% respectively. The increase in margin for transit bus sales was mainly because there was only two transit buses sold during the three months ended June 30, 2025 with a relatively high selling price.

For the six months ended June 30, 2025 and 2024, our combined gross margin was 31.9% and 20.2%, respectively. The increase of gross margin was primarily due to higher margins for both EV sales and transit buses sales. The increase in margin for transit bus sales was mainly because there was only a limited number of transit buses sold during the six months ended June 30, 2025 with a relatively high selling price. The increase in margin for EV sales was mainly because there was only one EV sold during the six months ended June 30, 2025 with a relatively high selling price.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses as well as impairment on goodwill.

Our selling, general and administrative expenses consist primarily of salaries, research and development, professional service fees, rent expense, and office supplies expenses.

For the three months ended June 30, 2025 and 2024, our selling, general and administrative expenses were $2.6 million and $8.9 million, respectively. The decrease in selling, general and administrative expenses was largely due to a decrease in salary expenses because of decreased heads-count.

For the six months ended June 30, 2025 and 2024, our selling, general and administrative expenses were $5.9 million and $17.6 million, respectively. The decrease in selling, general and administrative expenses was largely due to a decrease in salary expenses because of decreased heads-count.

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

Our other income for the three months ended June 30, 2025, was $0.5 million, primarily due to the gain on change in fair value of warrant liability of $1.3 million, partially offset by interest expense of $0.8 million.

Our other income for the three months ended June 30, 2024, was $4.4 million, primarily due to the gain on change in fair value of derivative liability of $0.6 million and gain on change in fair value of warrant liability of $5.2 million, partially offset by an adjustment on gain on bargain purchase of Proterra transit business unit of $0.8 million and interest expense of $0.6 million, from short-term loan and debt discount amortization of convertible note.

Our other expenses for the six months ended June 30, 2025, was $1.1 million, primarily due to interest expense of $2.2 million, partially offset by the gain on change in fair value of warrant liability of $1.1 million.

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

Net Income (loss)

As a result of the above factors, the net loss for the three months ended June 30, 2025 was $1.2 million, and the net income for the three months ended June 30, 2024 was $3.0 million.

As a result of the above factors, the net loss for the six months ended June 30, 2025 was $4.7 million, and the net income for the six months ended June 30, 2024 was $19.7 million.

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

Warranty expense is recorded as a component of cost of sales in the condensed consolidated statements of operations. The balance of warranty reserves was $11,497 and $14,698 as of June 30, 2025 and December 31, 2024, respectively.

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

Liquidity and Capital Resources

We incurred a net loss of $4.7 million during the six months ended June 30, 2025 and has incurred significant recurring losses before 2025. In addition, the cash flow used in operating activities was $5.0 million and we need to raise additional funds to sustain our operations. These factors raise substantial doubt as to our ability to continue as a going concern.

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

A summary of the cash flow activities is as follows:

	Six months Ended	Six months Ended
In thousands	June 30, 2025	June 30, 2024
Net cash used in operating activities:	$(4,973)	$(1,599)
Net cash used in investing activities	-	(10,879)
Net cash generated from financing activities	4,321	10,596
Net decrease in cash, cash equivalents and restricted cash	(652)	(1,882)

As of June 30, 2025, we had $0.1 million in cash and cash equivalents. Our primary sources of liquidity were from equity financing (through public or private offerings) as well as various types of debt financings.

Operating Activities

Net cash used in operating activities was $5.0 million for the six months ended June 30, 2025, primarily as a result of (i) a net loss of $4.7 million, adjusted by non-cash items of depreciation and amortization of $0.8 million, gain on change in fair value of warrant liability of $1.0 million, reversal of warranty reserve of $2.8 million, and amortization of right of use of assets of $0.5 million, and changes in operating assets and liabilities including (i) decrease in inventories of $1.2 million due to certain inventories have been sold, (ii) increase in prepaid expenses and other assets of $0.4 million; (iii) decrease in accounts payable of $0.4 million, (iv) increase in accrued liabilities of $1.9 million mainly due to $0.8 million received from sale of battery leases, which is classified as a liability and $1.0 million of interest accrual on defaulted convertible note, (v) increase in advance from customers of $1.4 million mainly due to new customer orders received, and (vi) decrease in lease liabilities $1.0 million.

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

Investing Activities

No investing activity occurred for the six months ended June 30, 2025.

Net cash used in investing activities was $10.9 million for the six months ended June 30, 2024, primarily because of acquisition of Proterra for a total consideration of $10 million and $0.8 million of loan lent to a related party.

Financing Activities

Net cash generated from financing activities was $2.6 million for the six months ended June 30, 2025, primarily as a result of net proceeds from convertible senior note of $5.8 million, partially offset by repayment to borrowings of $1.5 million.

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

Capital Expenditures

We incurred capital expenditures of nil and $10.1 million for the six months ended June 30, 2025 and 2024, respectively. Our capital expenditures have historically been comprised of purchase of Proterra assets, equipment for our offices and production infrastructure. Our capital expenditures may increase in the future as we continue to invest in production and technology infrastructure.

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

Off-Balance Sheet Arrangements

As of June 30, 2025, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2025, as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 14, 2025, the Company entered into a loan agreement with J.J. Astor & Co. (“J.J. Astor”) pursuant to which J.J. Astor agreed to loan the Company the sum of up to $6 million, in two tranches of $4 million and $2 million, in consideration for a senior secured convertible promissory note in the original principal amount of $5.3 million, and an additional senior secured convertible promissory note in the original principal amount of $2.7 million. The net proceeds of the loan are to be used to repay existing senior debt in the aggregate principal amount of approximately $1.2 million and for general working capital purposes. On March 14, 2025, the Company closed the first tranche of notes (the “March 2025 Note”) and received net proceeds of $2.7 million after paying off existing senior debts. On May 23, 2025, the Company closed the second tranche of notes (the “May 2025 Note,” and together with the March 2025 Note, the “Notes”) and received net proceeds of $1.9 million.

The March 2025 Note is payable in 26 bi-weekly installments of $204,000 through the maturity date of March 13, 2026 in cash or shares of the Company’s common stock, at the Company’s election. The Notes will not accrue interest (unless there is an event of default) and are subject to an exit fee of $150,000 upon maturity. Upon an event of default, the outstanding principal amount will increase to 120% of the outstanding principal amount, plus interest thereon at the rate of 19% per annum. The Notes will be convertible into shares of common stock by J.J. Astor following an event of default.

The May 2025 Note is payable commencing on June 6, 2025 in 26 bi-weekly installments of $102,000 through the maturity date of May 22, 2026 in cash or shares of the Company’s common stock, at the Company’s election. The Notes will not accrue interest (unless there is an event of default) and are subject to an exit fee of $100,000 upon maturity. Upon an event of default, the outstanding principal amount will increase to 120% of the outstanding principal amount, plus interest thereon at the rate of 19% per annum. The Notes shall become, at J.J. Astor’s election, immediately due and payable in the default amount or be convertible into shares of common stock by J.J. Astor following an event of default.

The conversion price of the Notes is the lower of (i) 85% of the closing price of the common stock on the trading day immediately prior to the applicable funding date and issuance of the March 2025 Note or May 2025 Note, or (ii) 85% of the average of the four lowest VWAP prices for the 20 trading days prior to the applicable funding date. If J.J. Astor or any other holder of the Notes elects to voluntarily convert the Notes, the conversion price will be the lower of (a) 100% of the closing price of the common stock on the trading day immediately prior to the applicable funding date and issuance of the March 2025 Note or May 2025 Note, or (b) 100% of the average of the four lowest VWAP prices of the common stock for the 20 trading days prior to the applicable funding date. Upon an event of default, the conversion price of the Notes will be 80% of the closing price of the common stock on the initial funding date. The Notes are subject to a limitation that prohibits ownership of more than 19.9% our outstanding share capital at any time, without stockholder approval.

On April 15, 2025, we noted that an event of default occurred under the March 2025 Note, when the common stock ceased trading on Nasdaq. As a result, the outstanding principal amount will increase to 120% of the outstanding principal amount, plus interest thereon at the rate of 19% per annum. As of the date of issuance of the condensed consolidated financial statements, the noteholder has not declared that the entire default amount is due and payable. As a result of the default, an additional $1,029 interest expense was accrued to reflect the default principal amount.

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

Under the Notes agreement, we are required to hold a meeting of our stockholders to seek approval under Nasdaq Rule 5635(d) for the sale, issuance or potential issuance by us of our common stock (or securities convertible into or exercisable for our common stock) in excess of 1,924,042 shares, which is 19.99% of the shares of common stock outstanding immediately prior to the execution of the Notes agreement. If our stockholders do not approve this proposal, we will not be able to issue 20% or more of our outstanding shares of common stock to the Notes holders. As a result, we may be unable to make some of the interest payments due to the holders of the Notes in shares of our common stock or issue sufficient shares upon conversion of the Notes, which will, in lieu of those shares, require that we pay substantial cash amounts to the Notes holders. If we do not have sufficient cash resources to make these payments, we may need to delay, reduce or eliminate certain of our operations, sell some or all of our assets or merge with another entity.

Trading of our common stock has been suspended on Nasdaq, which may adversely affect the liquidity and trading price of our shares, and we may be unable to regain or maintain listing on a national securities exchange.

On April 8, 2025, we received a determination letter from the Nasdaq Listing Qualifications Department (the “Staff”) stating that the Staff had determined to delist our securities due to continued non-compliance with Nasdaq Listing Rule 5550(a)(2), which requires a minimum bid price of $1.00 per share, and Listing Rule 5620(a), which requires listed companies to hold an annual meeting of shareholders within one year of the end of the fiscal year. Trading of our common stock on Nasdaq was suspended at the opening of business on April 15, 2025, and our common stock is currently quoted on the OTC Pink Limited Market under the symbol “PEVM”.

In addition, on April 30, 2025, we received a notice from the Staff indicating that we were no longer in compliance with Listing Rule 5250(c)(1) due to our failure to file our Annual Report on Form 10-K for the year ended December 31, 2024. This matter serves as an additional basis for delisting.

We appealed the delisting determination to a Nasdaq Hearings Panel (the “Panel”) on May 20, 2025. On June 9, 2025, the Company received a written decision from Nasdaq stating that the Panel had denied the Company’s request for continued listing. Accordingly, the Company’s common stock will remain delisted and continue to trade on the OTC Pink Limited Market.

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

We are continuing to take actions to regain full compliance with Nasdaq’s listing requirements. In particular, our board of directors has implemented a 1-for-5 reverse stock split of its common stock effective as of July 31, 2025, which is intended to restore compliance with Rule 5550(a)(2).

While there can be no assurance that these actions will result in relisting on Nasdaq or that the review by the Council will be successful, we remain committed to pursuing all reasonable and strategic options to regain compliance and restore our listing on a national securities exchange.

The OTC markets, particularly the Pink Limited Market, are generally considered to be less efficient and transparent than national securities exchanges. Securities quoted on the OTC markets tend to have lower trading volumes and wider bid-ask spreads, which can result in limited liquidity and increased price volatility. As a result, the trading price of our common stock may be adversely affected, and investors may experience significant difficulty buying or selling shares or may face delays in the execution of transactions. Some investors may also be restricted from investing in our securities due to difficulty in accessing the OTC markets, policies preventing them from investing in securities not listed on a national exchange or other reasons.

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

Phoenix Motor Inc.

By:	/s/ Xiaofeng Denton Peng
Xiaofeng Denton Peng
Chairman and Chief Executive Officer (Principal executive officer)

By:	/s/ Xiaofeng Denton Peng
Xiaofeng Denton Peng
Interim Chief Financial Officer (Principal financial and accounting officer)

Date: August 14, 2025

