Form 10-Q
period 2025-09-30
PHOENIX MOTOR INC.
filed 2025-11-12
CIK 1879848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The registrant had 12,870,917 shares of common stock outstanding as of November 10, 2025.

2

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

PHOENIX MOTOR INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$276	$764
Accounts receivable, net	3,625	4,015
Inventories	38,357	40,760
Prepaid expenses and other current assets, net	1,395	1,699
Amounts due to a related party	17	—
Battery lease receivables	4,645	4,767
Total current assets	48,315	52,005
Property and equipment, net	2,530	3,784
Operating lease right-of-use assets	886	1,724
Net investment in leases	28	64
Total assets	$51,759	$57,577

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,232	$4,265
Accrued liabilities	7,786	6,685
Advance from customers, current	9,268	4,713
Deferred income	1,129	1,494
Warranty reserve, current	1,986	4,380
Lease liabilities, current	1,393	1,845
Amounts due to a related party	23	28
Short-term borrowing	514	1,010
Derivative liability	—	33
Warrant liability	960	1,278
Convertible note, current	4,448	485
Other payable	509	—
Long-term borrowing, current	3	3
Total current liabilities	32,251	26,219
Lease liabilities, noncurrent	265	1,239
Warranty reserve, noncurrent	6,060	9,909
Advance from customers, noncurrent	—	2,036
Long-term borrowings	138	138
Deferred tax liabilities	7,716	7,716
Total liabilities	$46,430	47,257

Commitments and contingencies (Note 16)

Equity:
Common stock, par $0.0004, 450,000,000 shares authorized, 12,549,503* and 8,534,973* shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	21	17
Additional paid-in capital	55,001	51,578
Accumulated deficit	(49,693)	(41,275)
Total stockholders’ equity	5,329	10,320
Total liabilities and stockholders’ equity	$51,759	$57,577

*	The shares are presented on a retrospective base to reflect the Company’s reverse stock split effected on July 31, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenues	$2,491	$4,772	$9,644	$26,224
Cost of revenues	1,822	3,656	6,695	20,774
Gross profit (loss)	669	1,116	2,949	5,450
Operating expenses:
Selling, general and administrative	2,631	9,475	8,536	27,053
Impairment of goodwill	-	-	-	4,271
Operating loss	(1,962)	(8,359)	(5,587)	(25,874)

Other income (expense):
Interest expense, net	(1,002)	(784)	(3,193)	(4,121)
Loss on warrants issued in private placement	-	-	-	(7,432)
(Loss) gain on change in fair value of warrant liability	(742)	(216)	318	14,402
Gain on change in fair value of derivative liability	-	13	-	602
Bargain purchase gain	-	-	-	32,072
Others	26	-	56	-
Total other (expense) income, net	(1,718)	(987)	(2,819)	35,523
(Loss) income before income taxes	(3,680)	(9,346)	(8,406)	9,649
Income tax (expenses) benefits	-	3,755	(12)	4,487
Net (loss) income	$(3,680)	$(5,591)	$(8,418)	$14,136

(Loss) earnings per share of common stock:
Basic	$(0.33)	$(0.75)	$(0.84)	2.10
Diluted	$(0.30)	$(0.75)	$(0.74)	1.85
Weighted average shares outstanding*
Basic	11,195,462	7,285,501	10,064,966	6,782,178
Diluted	12,432,516	7,285,501	11,302,020	7,470,385

*	The shares are presented on a retrospective base to reflect the Company’s reverse stock split effected on July 31, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except for share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares*	Amount	Capital	Deficit	Equity

Balance as of January 1, 2024	4,380,184	$9	$44,359	$(49,207)	$(4,839)
Net income	—	—	—	16,774	16,774
Stock-based compensation	—	—	50	—	50
Reclass of derivative liability upon conversion of related convertible notes	—	—	144	—	144
Issuance of common stock for convertible note conversion	143,056	—	451	—	451
Issuance of common stock for settlement with vendors	273,052	1	1,692	—	1,693
Issuance of restricted shares to Wisdom Financial to repay loan interest	36,040	—	270	—	270
Issuance of common stock for private placements	2,058,112	4	2,027	—	2,031
Balance as of March 31, 2024	6,890,444	14	48,993	(32,433)	16,574
Net income	—	—	—	2,953	2,953
Stock-based compensation	—	—	(67)	—	(67)
Reclass of derivative liability upon conversion of related convertible notes	—	—	129	—	129
Issuance of common stock for convertible note conversion	189,827	—	381	—	381
Balance as of June 30, 2024	7,080,271	$14	$49,436	$(29,480)	$19,970
Net income	—	—	—	(5,591)	(5,591)
Stock-based compensation	—	—	22	—	22
Reclass of derivative liability upon conversion of related convertible notes	—	—	44	—	44
Issuance of common stock for convertible note conversion	353,613	1	460	—	461
Balance as of September 30, 2024	7,433,884	$15	$49,962	$(35,071)	$14,906

Balance as of January 1, 2025	8,534,973	$17	$51,578	$(41,275)	$10,320
Net loss	—	—	—	(3,586)	(3,586)
Stock-based compensation	—	—	(39)	—	(39)
Reclass of derivative liability upon conversion of related convertible notes	—	—	33	—	33
Issuance of common stock for warrant exercise	475,729	1	241	—	242
Issuance of senior convertible note	—	—	1,838	—	1,838
Issuance of common stock for convertible note conversion	614,321	2	575	—	577
Balance as of March 31, 2025	9,625,022	20	54,226	(44,861)	9,385

Net income	—	—	—	(1,152)	(1,152)

Stock-based compensation	—	—	34	—	34
Issuance of senior convertible note	—	—	76	—	76
Issuance of common stock for warrant exercise	231,064	—	(536)	—	(536)
Balance as of June 30, 2025	9,856,086	$20	$53,800	$(46,013)	$7,807
Net income	—	—	—	(3,680)	(3,680)

Issuance of common stock for private placements	2,020,000	1	605	—	606
Stock-based compensation	673,417	—	596	—	596
Balance as of September 30, 2025	12,549,503	$21	$55,001	$(49,693)	$5,329

*	The shares are presented on a retrospective base to reflect the Company’s reverse stock split effected on July 31, 2025.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PHOENIX MOTOR INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months ended September 30,
	2025	2024

Changes in operating assets and liabilities:
Net (loss) income	(8,418)	14,136
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	1,254	1,356
Amortization of convertible notes	-	1,490
Provision for doubtful accounts		292
Gain on warrant exercise	(294)	-
Gain on change in fair value of derivative liability	-	(602)
Share-based compensation	591	5
Impairment loss on goodwill	-	4,271
Warranty reserve	(6,243)	(935)
Amortization of right-of-use assets	838	718
Loss on warrants issued in private placement	-	7,432
Gain on change in fair value of warrant liability	(318)	(14,402)
Bargain purchase gain	-	(32,072)
Deferred tax liability reversal	-	(5,223)
Changes in operating assets and liabilities:
Accounts receivable	390	(5,433)
Inventories	2,403	15,543
Battery lease receivables	122	545
Prepaid expenses and other assets	304	(847)
Amount due from related party	(17)	107
Accounts payable	(33)	1,320
Accrued liabilities	2,360	4,832
Deferred revenue	(365)	(15)
Advance from customers	2,519	4,926
Other payable	509	-
Lease liabilities	(1,426)	(1,148)
Net investment in leases	36	154
Amount due to related party	(5)	-
Income tax payable	-	736
Net cash used in operating activities	(5,793)	(2,814)

Cash flows from investing activities:
Purchase of property and equipment	-	(113)
Loan lent to a related party	-	(2,566)
Proceeds from repayment from a related party	-	2,566
Acquisition of Proterra	-	(10,000)
Net cash used in investing activities	-	(10,113)

Cash flows from financing activities:
Repayment of borrowings	(1,588)	(4,703)
Proceeds from borrowings	6,287	4,982
Repayment of related party borrowings	-	(1,914)
Proceeds from related party borrowings	-	1,051
Proceeds received from private placements	606	11,104
Repayment of convertible notes	-	(597)
Net cash generated from financing activities	5,305	9,923

Decrease in cash and cash equivalents	(488)	(3,004)
Cash and cash equivalents at beginning of the period	764	3,283
Cash and cash equivalents at end of the period	276	279

Supplemental cash flow information:
Income tax paid	-	-
Non-cash activities:
Derivative liabilities recorded as debt discount	-	-
Issuance of common stock per convertible note conversion	577	1,293
Reclass of derivative liability upon conversion of related convertible notes	33	317
Issuance of restricted shares to Wisdom Financial to repay the consulting fee	-	270
Issuance of common stock for settlement with vendors	-	1,693

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

On January 11, 2024, the Group completed the acquisition of the Proterra transit business unit and on February 7, 2024, the Group completed the acquisition of Proterra battery lease contracts. After the acquisition, the Group engages in the business that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets and the Group was assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. On June 24, 2024, the Group entered into an asset purchase agreement with Zenobe Americas EV Assotco LLC (“Zenobe”). In the agreement, the Group sold the battery lease receivables to Zenobe in two batches while retaining the warranty liability associated with leased batteries. As of September 30, 2025, the Group has closed both batches of sale.

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

In the opinion of the management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments, which are necessary for a fair presentation of financial results for the quarterly periods presented. The Company believes that the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements have been prepared using the same accounting policies as used in the preparation of the Group’s consolidated financial statements for the year ended December 31, 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025 or any future periods.

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

The following is a summary of the Group’s disaggregated revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Sales of transit buses	$1,710	$3,690	$6,908	$22,806
Sales of EVs	347	324	584	806
Sales of parts	178	183	792	229
Service revenue	127	—	592	—
Lease of EVs	71	—	161	—
Sales of forklifts	—	6	—	45
Others	58	569	607	2,338
	$2,491	$4,772	$9,644	$26,224

The following is a summary of the Group’s disaggregated revenues by timing of revenue recognition:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Point in time	$2,326	$4,439	$9,132	$25,333
Over time	165	333	512	891
	$2,491	$4,772	$9,644	$26,224

A contract liability is the Group’s obligation to transfer goods or services to a customer for which the Group has received consideration (or an amount of consideration is due) from the customer. The Group records contract liabilities as advance from customers and deferred income. As of September 30, 2025 and December 31, 2024, the balances of contract liabilities were $9,268 and $6,749, respectively. During the nine months ended September 30, 2025, the Group recognized $2,533 as revenue that was included in the balance of advance from customers at January 1, 2025.

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

The net investment in leases was $76 as of September 30, 2025, in which current portion of $48 was included in prepaid expenses and other current assets, net on the balance sheet. During the three and nine months ended September 30, 2025 and 2024, there was no gain or loss on sales-type leases.

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

Warranty expense is recorded as a component of cost of sales in the unaudited condensed consolidated statements of operations. The balance of warranty reserves was $8,046 and $14,289 as of September 30, 2025 and December 31, 2024, respectively.

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

3. Going Concern

The Group has net loss of $8,418 during the nine months ended September 30, 2025 and has incurred significant recurring losses before 2025. In addition, the cash flow used in operating activities was $5,793 during the nine months ended September 30, 2025 and the Group needs to raise additional funds to sustain its operations. These factors raise substantial doubt as to the Group’s ability to continue as a going concern.

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

As of September 30, 2025, the Group had not finalized the determination of fair values allocated to various assets and liabilities, including, but not limited to, property and equipment, inventories, tax uncertainties and liabilities assumed, due to an amendment to the Court order signed on October 17, 2025.

5. Accounts Receivable, Net

The accounts receivable, net as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
	(unaudited)
Accounts receivable, customers	$2,768	3,014
Accounts receivable, governmental incentive	882	1,026
Less: Allowance for doubtful accounts	(25)	(25)
Accounts receivable, net	$3,625	$4,015

For the nine months ended September 30, 2025 and 2024, there was no provision for credit loss for accounts receivables.

6. Inventories

Inventories as of September 30, 2025 and December 31, 2024 consisted of the following:

	September 30,	December 31,
	2025	2024
	(unaudited)
Raw materials	$32,989	$35,515
Work in process	4,323	4,735
Finished goods	1,045	510
Total inventories	$38,357	$40,760

During the nine months ended September 30, 2025 and 2024, there was no write down to reflect the lower of cost or net realizable value.

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of September 30, 2025 and December 31, 2024 consist of the following:

	September 30,	December 31,
	2025	2024
	(unaudited)
Prepaid expenses	$111	$164
Sales-type lease receivable	48	166
Vendor deposits	1,085	1,349
Others	151	20
Total prepaid and other current assets, net	$1,395	$1,699

8. Sales-type Lease Receivable

The Group entered into a total of ten vehicle lease agreements with certain customers during the year ended December 31, 2023 and the Group delivered vehicles under sales-type leases.

Sales-type lease receivables-short term as of September 30, 2025 and December 31, 2024 was $48 and $166, respectively, and sales-type lease receivables-long term as of September 30, 2025 and December 31, 2024 was $28 and $64, respectively.

Interest income recognized for sales-type leases for the nine months ended September 30, 2025 was $6.

As of September 30,
2025
Lease receivables-long term	28
Lease receivables-short term	48
Total lease receivables	76
Unguaranteed residual assets	—
Net investment in leases	76
Recorded in Prepaid expenses and other current assets	48
Recorded in Net investment in leases- non-current	28

Annual minimum undiscounted lease payments under the Group’s leases were as follows as of September 30, 2025:

Sales-type
Remaining of 2025	13
Years Ending December 31,
2026	54
2027	15
2028 and thereafter	—
Total lease receipt payments	82
Less: Imputed interest	(6)
Total lease receivables (1)	76
Unguaranteed residual assets	—
Net investment in leases (1)	76

(1)	Current portion of $48 of total lease receivables included in prepaid expenses and other current assets, net on the condensed consolidated balance sheets.

9. Short-term Borrowings

Financing with Core Funding Source LLC

On July 1, 2025, the Group entered into a Future Receivables Sale and Purchase Agreement with Core Funding Source LLC (“Core”). In the agreement, the Group irrevocably assigns, transfers and conveys onto Core all of the Group’s right, title and interest in the specified percentage of the future receipts until the purchased amount shall have been delivered by the Group to Core (“Core Purchased Future Receipts”). This sale of the Core Purchased Future Receipts is made without express or implied warranty to Core of collectability of the Core Purchased Future Receipts and without recourse against the Group and/or guarantor, except as specifically set forth in the agreement. By virtue of the agreement, the Group transfers to Core full and complete ownership of the Core Purchased Future Receipts and the Group retains no legal or equitable interest therein.

The total purchase price is $316, including all initial costs and fees of $16. The net proceed to the Group is $300. The total amount of receivables sold is $461. Pursuant to the agreement, the Group will make estimated weekly payment of $23 for twenty weeks starting from July 11, 2025. As of September 30, 2025, the Group has paid $161 of estimated weekly payment, and the outstanding balance of Core Purchase Future Receipts was $236.

Financing with Vanquish Funding Group Inc.

On September 3, 2025, the Group entered into a Securities Purchase Agreement with Vanquish Funding Group Inc. (“Vanquish”). In the agreement, the Group received $250 after legal and other fees for a promissory note with principal amount of $303. Pursuant to the agreement, the Group will make the first mandatory monthly payment of $173 on February  28, 2026 and subsequently monthly payment of $43 for four consecutive months. As of September 30, 2025, the loan principal balance with unamortized debt discount to Vanquish was $278.

This note may not be prepaid in whole or in part except as otherwise explicitly set forth in the agreement. Any amount of principal or interest on the note which is not paid when due shall bear default interest at the rate of twenty-two percent (22%) per annum from the due date. At any time following an event of default, Vanquish shall have the right to convert all or any part of the outstanding and unpaid amount of the note into fully paid and non-assessable shares of the Company’s common stock. The conversion price shall mean 61% multiplied by the lowest trading price for the common stock during the ten (10) trading days prior to the conversion date.

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

If changes in business or management, ownership occur, or the Term Loan is accelerated following the occurrence of an event of default, the Group shall immediately pay to Lenders, payable to each Lender in accordance with its respective pro rata share, an amount equal to the sum of: (i) all outstanding principal of the Term Loans plus accrued and unpaid interest thereon accrued through the prepayment date, (ii) the prepayment fee (equal to the aggregate and actual amount of interest that would be paid through the maturity date), plus (iii) all other obligations that are due and payable, including, without limitation, interest at the default rate with respect to any past due amounts.

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

10. Private Placements

On January 4, 2024, the Company entered into a Securities Purchase Agreement with an accredited investor, relating to a private placement by the Company pursuant to which the Company issued 600,000 shares of the Company’s common stock at a purchase price of $1.13 per share, and a common stock purchase warrant to purchase up to 600,000 shares of common stock of the Company, exercisable at $1.13 per share. The warrant is immediately exercisable, in whole or in part, for a term of one year following issuance and may be exercised on a cashless basis if a registration statement is not then effective and available for the resale of the warrant shares. The exercise price and number of warrant shares issuable upon exercise of the warrant are subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends, split-ups, recapitalizations, reclassifications or the like. The private placement closed on January 25, 2024 and the Company received gross proceeds from the private placement of $678, before deducting offering expenses payable by the Company. The Group determined that the warrant met the definition of liability instrument and estimated a fair value of the warrants using the Black-Scholes pricing model at the date of issuance at $464. During the nine months ended September 30, 2024, the Group noted that it actually issued a total of 1,200,000 shares of common stock of the Company to this investor and the Group is current in negotiation with the investor to cancel the 600,000 shares that were incorrectly issued.

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

On August 3, 2025, the Company entered into separate securities purchase agreements with one unaffiliated and accredited investor and three affiliated and accredited investors, relating to a private placement by the Company of an aggregate of 2,020,000 shares of common stock at a purchase price of $0.30 per share, and common stock purchase warrants to purchase up to an aggregate of 2,020,000 shares of common stock, exercisable at $0.30 per share. Palo Alto Clean Tech Holding Limited, an entity owned and controlled by the Company’s Chief Executive Officer and Chairman of the Board, invested $480 in the private placement and received 1,600,000 shares of common stock and a warrant to purchase 1,600,000 shares of common stock. The warrants are immediately exercisable, in whole or in part, for a term of two years following issuance and may be exercised on a cashless basis if a registration statement is not then effective and available for the resale of the warrant shares. The exercise price and number of warrant shares issuable upon exercise of the warrant are subject to adjustment upon the occurrence of certain events, such as stock splits, stock dividends, split-ups, recapitalizations, reclassifications or the like. The private placement closed in August 2025 and the Company received gross proceeds from the private placement of $606. The Group determined that the warrant met the definition of equity instrument.

During the three and nine months ended September 30, 2025, the Group recorded a loss on change in fair value of warrant liability of $742 and gain on change in fair value of warrant liability of $318, respectively. During the three and nine months ended September 30, 2024, the Group recorded gain on change in fair value of warrant liability of $5,211 and $14,618, respectively.

11. Equity

Reverse Stock Split

As of July 31, 2025, the Company effected a reverse stock split at a ratio of 1-for-5 shares.

Share Issued for convertible note conversion and warrant exercise

During the nine months ended September 30, 2025, the Group issued a total of 3,071,603 shares of common stock of the Company to the investor to convert a total principal amount of $485 of the October 2023 Note. On March 31, 2025 and April 3, 2025, the Group issued 2,378,644 and 1,155,321 shares of common stock, respectively, due to cashless exercise of warrants (see Note 14).

Share Issued to Settle Vendor Payable

During the nine months ended September 30, 2024, the Group issued 769,099 shares of the Company’s common stock, to a vendor for settlement of payables of $953, and issued 596,162 shares of the Company’s common stock, to another vendor for settlement of payables of $739.

Share Issued in private placement

During the nine months ended September 30, 2025, the Group issued a total of 2,020,000 shares of common stock of the Company to a group of investors in a private placement (see Note 11).

12. Stock-based Compensation

On August 1, 2025, options to purchase 837,593 shares of the Company’s common stock were granted to a group of management and employees with the Company, which are subject to an annual vesting schedule that vests 25% of granted options over the next four years. The exercise price was $0.30 per share. The fair value of the options as of the grant date is $0.30 per share, with a total fair value of the options granted amounting to $251. On September 2, 2025, options to purchase 100,000 shares of the Company’s common stock were granted to one employee of the Company, which are subject to an annual vesting schedule that vests 25% of granted options over the next four years. The exercise price was $0.80 per share. The fair value of the options as of the grant date is $0.85 per share, with a total fair value of the options granted amounting to $30. On September 6, 2025, 673,400 restricted stock units of the Company were granted to a group of management and employees with the Company. The fair value of the restricted stock units as of the grant date is $0.80 per share, with a total fair value of the restricted stock units granted amounting to $539.

During the nine months ended September 30, 2025 and 2024, the stock-based compensation was $591 and $5, respectively.

During the three months ended September 30, 2025 and 2024, the stock-based compensation was $596 and $22, respectively.

There were no changes to the contractual life of any fully vested options during the nine months ended September 30, 2025 and 2024. As of September 30, 2025, unrecognized share-based compensation expenses related to the share options granted were $669. The expenses are expected to be recognized over a weighted - average period of 2.03 years.

13. Related Party Transactions

During the nine months ended September 30, 2025, SPI billed the Group $104 for legal, human resources and IT services provided by SPI employees and $86 was paid. As of September 30, 2025, $18 of consulting fee was outstanding to SPI and $5 of loan was outstanding to Mr. Xiaofeng Peng, the Company’s Chairman of the Board of Directors and CEO.

During the nine months ended September 30, 2025, the Group billed SPI $17 for legal, human resources and IT services provided by the Group’s employees. As of September 30, 2025, $17 of consulting fee was outstanding from SPI.

On August 3, 2025, the Company entered into a Securities Purchase Agreement with Palo Alto, an entity owned and controlled by Mr. Xiaofeng Denton Peng, the Company’s Chairman of the Board of Directors and CEO, relating to a private placement by the Company pursuant to which the Company issued 1,600,000 shares of the Company’s common stock at a purchase price of $0.30 per share, and a common stock purchase warrant to purchase up to 1,600,000 shares of common stock of the Company, exercisable at $0.30 per share. Concurrently, the Company entered into Securities Purchase Agreements with two officers relating to the private placement by the Company pursuant to which the Company issued an aggregate of 85,000 shares of the Company’s common stock at a purchase price of $0.30 per share, and a common stock purchase warrant to purchase an aggregate 85,000 shares of common stock of the Company, exercisable at $0.30 per share (see Note 10).

14. Convertible Notes Payable

On June 23, 2023, the Company entered into a Securities Purchase Agreement (the “Original SPA”) with an accredited investor named therein, to issue and sell, subject to the satisfaction of certain closing conditions, up to $5,100 aggregate principal amount of the Company’s unsecured senior convertible promissory notes (the “June 2023 Notes”). The June 2023 Notes are subject to an original issue discount of 8.5%, and each June 2023 Note matures on the date that is 18 months after the date of issuance at each applicable closing. The June 2023 Notes accrue interest at the prime rate plus 4.75% per annum in cash, or the prime rate plus 7.75% per annum if interest is paid in shares of common stock. The Company may, from time to time, prepay the principal amount owing under the June 2023 Notes, subject to a 30% prepayment premium, so long as the Company provides at least 30 business days’ prior written notice to the holder of such prepayment.

The June 2023 Notes are convertible into shares of common stock of the Company, at a conversion price equal to the greater of (x) $0.60 (the “Floor Price”) and (y) 87.5% of the lowest daily VWAP (as defined in the SPA) in the seven (7) trading days prior to the applicable conversion date (the “Variable Price”), subject to certain adjustments including full ratchet anti-dilution price protection, as set forth in the June 2023 Notes. Notwithstanding the foregoing, automatically following an event of default, without the requirement of the holder to provide notice to the Company, and subject to the provisions relating to the stockholder approval requirements under Nasdaq rules for the issuance of shares in a private placement at a price above the market price (the “Nasdaq 19.99% Cap”), the conversion price is equal to the lesser of the (x) Floor Price and (y) the Variable Price. In respect of any conversion where the Variable Price is less than the Floor Price (the “Alternative Conversion”), the Company will pay to the holder either in cash, or subject to the Nasdaq 19.99% Cap, in shares of common stock equal to such conversion amount or interests, divided by the applicable Variable Price. So in essence, there is no floor price for the conversion and Alternative Conversion together.

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

The October 2023 Notes are convertible into shares of common stock of the Company, at a conversion price equal to the greater of (x) $0.60 (the “Fixed Price”) and (y) 87.5% of the lowest daily VWAP (as defined in the SPA) in the seven (7) trading days prior to the applicable conversion date (the “Variable Price”), subject to certain adjustments including full ratchet anti-dilution price protection, as set forth in the October 2023 Notes. Notwithstanding the foregoing, automatically following an event of default, without the requirement of the holder to provide notice to the Company, and subject to the provisions relating to the Nasdaq 19.99% Cap, the conversion price is equal to the lesser of the (x) Fixed Price and (y) the Variable Price. In respect of any conversion where the Variable Price is less than the Fixed Price (the “Alternative Conversion”), the Company will pay to the holder either in cash, or subject to the Nasdaq 19.99% Cap, in shares of common stock equal to such conversion amount or interests, divided by the applicable Variable Price. So in essence, there is no floor price for the conversion and Alternative Conversion together.

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

During the nine months ended September 30, 2025, the Group issued a total of 3,071,603 shares of common stock of the Company to the investor to convert a total principal amount of $485 of the October 2023 Note. The total fair value of the common stock issued for conversion was $609. As a result of the conversion, the Group reclassified $33 derivative liability into equity upon each conversion of the corresponding convertible notes.

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

The Group recorded interest expenses from debt discount amortization in interest expense, net in the statements of operations of nil and $1,490 for the nine months ended September 30, 2025 and 2024, respectively.

The Group recorded accrued interest of convertible notes in interest expense, net in the statements of operations of $2,693 and $93 for the nine months ended September 30, 2025 and 2024, respectively.

As of September 30, 2025 and December 31, 2024, the carrying amounts of the Group’s convertible bonds are $4,448 and $485, respectively.

15. Earnings (Loss) Per Share

The following is a reconciliation of the numerator and denominator used to calculate basic earnings (loss) per share and diluted earnings (loss) per share for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic earnings (loss):
Net (loss) income	$(3,680)	$(5,591)	$(8,418)	$14,136
Diluted earnings (loss):
Net (loss) income	$(3,680)	$(5,591)	$(8,418)	$14,136
Chang in fair value of derivative liability	-	-	-	(602)
Interest expense from Convertible Notes	-	-	-	295
Adjusted net (loss) income	$(3,680)	$(5,591)	$(8,418)	$13,829

Weighted average number of shares-basic *	11,195,462	7,285,501	10,064,966	6,782,178
Potentially dilutive shares	1,237,054	-	1,237,054	688,207
Weighted average number of shares-Diluted	12,432,516	7,285,501	11,302,020	7,470,385
Earnings per share
Basic	$(0.33)	$(0.75)	$(0.84)	$2.10
Diluted	$(0.30)	$(0.75)	$(0.74)	$1.85

*	The shares are presented on a retrospective base to reflect the Company’s reverse stock split effected on July 31, 2025.

During the three and nine months ended September 30, 2025 and 2024, stock options to purchase 348,596  and 417,450 shares of common stock and warrants to purchase 4,525,068 shares of common stock were not considered in calculating diluted earnings (loss) per share because the options and warrants are considered out-of-money.

There were no other potential shares excluded from the computation of diluted net income (loss) per share during the three and nine months ended September 30, 2025 and 2024, respectively.

16. Commitments and Contingencies

Commitments — As of September 30, 2025, the Group had other commitments of approximately $265. These commitments were solely related to contracts signed with vendors by the Group and are expected to be paid in one year.

Contingency — In the ordinary course of business, the Group may be subject to legal proceedings regarding contractual and employment relationships and a variety of other matters. The Group records contingent liabilities resulting from such claims, when a loss is assessed to be probable and the amount of the loss is reasonably estimable. In April 2024, there was a dispute with the landlord of Folsom warehouse in which the landlord seeks to recover damages in excess of $250. However, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain. As a result, no reasonable estimate on the loss can be made as of September 30, 2025 and the Group is currently negotiating on settlement with the landlord. In December 2024, there was a breach of contract regarding payment to a formal employee. However, the lawsuit is in its early stage and the final outcome, including the potential amount of any losses, is uncertain. In March 2025, there was a dispute with Agile Lending, LLC, a lender, in which the Group seeks to recover $180 of accounts receivable held back by the lender. However, the lawsuit is in its early stage and the final outcome, including the potential number of recovery, is uncertain.

In the opinion of management, there were no other material pending or threatened claims and litigation as of September 30, 2025 and through the issuance date of these unaudited condensed consolidated financial statements.

17. Concentration Risk

Concentration of Credit Risk

Assets that potentially subject the Group to significant concentrations of credit risk primarily consist of cash and cash equivalents, and accounts receivable. As of September 30, 2025 and December 31, 2024, the cash and cash equivalents are deposited within federally insured banks, which are typically below the insured limits. There is one customer representing 21.7% of total accounts receivable as of September 30, 2025. As of December 31, 2024, there was no customer of which the accounts receivable accounted for 10% or more of total accounts receivable.

Concentration of Customers and Suppliers

For the nine months ended September 30, 2025, there were two customers representing 27.0% and 17.8% of total net revenues, respectively.

For the nine months ended September 30, 2024, there were three customers representing 29.0%, 16.7% and 17.7% of total net revenues, respectively.

During the nine months ended September 30, 2025 and 2024, there were no vendors representing 10% or more of total purchases.

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

On October 7, 2025, a stipulation and settlement agreement was entered by the Company, PTRA Distribution Trust, and Broward County. Pursuit to the agreement, the Company agreed to purchase 11 buses from PTRA Distribution and Broward County for a purchase price of $110. The Company closed the sale in October 2025. This stipulation and settlement agreement is considered as an amendment to the court order for acquisition of Proterra Transit Business Unit.

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

Over the last six years we have developed and deployed for our customers all-electric shuttle buses, utility trucks, service trucks, cargo trucks and flatbed trucks. This differentiates us in the market where most commercial EV manufacturers are still in the prototype phase. As of September 30, 2025, we have delivered a total of 141 EVs to more than 48 customers, representing what we believe is the largest number of Class 4 cutaway medium duty electric shuttle bus deployments in the U.S. and the most electric vehicles deployed on the Ford E-Series chassis. With over four million zero-emission miles accumulatively driven by the vehicles we delivered, we have gained significant industry experience, distinct expertise and extensive knowledge in R&D, production, commercialization, customer engagement and validation of light and medium duty EVs, enabling us to drive continued design enhancements and innovations in our current and future generations drivetrain systems and other products.

On January 11, 2024, we completed the acquisition of the Proterra transit business unit, which is the business unit of Proterra that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets, and on February 7, 2024, we completed the acquisition of Proterra battery lease contracts. After the acquisition, we engage in the business that designs, develops and sells electric transit buses as an original equipment manufacturer for North American public transit agencies, airports, universities and other commercial transit fleets and we were assigned with the right to collect certain leasing receivables which Proterra was a party as the lessor thereunder, used in connection with deployed Proterra electric transit buses. As of September 30, 2025, we have delivered a total of 38 transit buses to various customers.

Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and include the accounts of our company and all of our subsidiaries. We prepare financial statements in conformity with U.S. GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities on the date of the financial statements and the reported amounts of revenues and expenses during the financial reporting period. We continually evaluate these estimates and assumptions based on the most recently available information, our own historical experience and various other assumptions that we believe to be reasonable under the circumstances. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of our accounting policies require higher degrees of judgment than others in their application. In order to understand the significant accounting policies that we adopted for the preparation of our condensed consolidated financial statements; readers should refer to the information set forth in Note 3 “Summary of Significant Accounting Policies” to our audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the SEC on May 30, 2025.

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

Other states like New York, New Jersey and Massachusetts are also expected to bring in regulatory requirements for key end user segments, such as transit agencies and school buses to switch to all electric transportation options. Fifteen other states including Connecticut, Colorado, Hawaii, Maine, Maryland, Massachusetts, New Jersey, New York, North Carolina, Oregon, Pennsylvania, Rhode Island, Vermont, and Washington have committed to follow California’s Advanced Clean Trucks Regulation. Primarily driven by the urgent need to meet carbon and greenhouse gas emission reduction targets, various state and federal agencies are also supporting the switch to zero emission transportation, providing a host of funding and incentive support to develop, demonstrate and deploy zero emission transportation solutions. Some of the key funding / incentives driving adoption of electric medium duty vehicles include:

●	the California Hybrid and Zero- Emission Truck and Bus Voucher Incentive Project, which offers a minimum of $60,000 per vehicle as incentive for Class 4 electric vehicles registered and operating in the state;

●	the New York Truck Voucher Incentive Program offering up to $100,000 per Class 4 electric vehicle;

●	funding from federal agencies like the Federal Transit Administration, covering up to 80% of the cost of procuring electric transit buses and various funding options covering up to 100% of the cost of procuring all electric school buses across key states; and

●	Federal and various state agencies have established incentives for setting up both public and private charging infrastructure. Notably, the California Energy Commission and the California Public Utilities Commission have approved funding up to 100% of the cost of setting up chargers and related infrastructure. Large utilities like Southern California Edison, Pacific Gas & Electric and San Diego Gas & Electric have ‘Charge Ready’ programs that cover the entire cost of setting up charging infrastructure. Other states like New York, Chicago, North Carolina, Tennessee, Texas and Ohio have also introduced programs to support fleets with their charging infrastructure requirements.

Results of Operations

(In thousands, except for share and per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Revenues	$2,491	$4,772	$9,644	$26,224
Cost of revenues	1,822	3,656	6,695	20,774
Gross profit (loss)	669	1,116	2,949	5,450
Operating expenses:
Selling, general and administrative	2,631	9,475	8,536	27,053
Impairment of goodwill	-	-	-	4,271
Operating loss	(1,962)	(8,359)	(5,587)	(25,874)

Other income (expense):
Interest expense, net	(1,002)	(784)	(3,193)	(4,121)
Loss on warrants issued in private placement	-	-	-	(7,432)
Gain (loss) on change in fair value of warrant liability	(742)	(216)	318	14,402
Gain on change in fair value of derivative liability	-	13	-	602
Bargain purchase gain	-	-	-	32,072
Others	26	-	56	-
Total other income, net	(1,718)	(987)	(2,819)	35,523
(Loss) income before income taxes	(3,680)	(9,346)	(8,406)	9,649
Income tax (expenses) benefits	-	3,755	(12)	4,487
Net (loss) income	$(3,680)	$(5,591)	$(8,418)	$14,136

(Loss) earnings per share of common stock:
Basic	$(0.33)	$(0.75)	$(0.84)	2.10
Diluted	$(0.30)	$(0.75)	$(0.74)	1.85
Weighted average shares outstanding*
Basic	11,195,462	7,285,501	10,064,966	6,782,178
Diluted	12,432,516	7,285,501	11,302,020	7,470,385

*	The shares are presented on a retrospective base to reflect the Company’s reverse stock split effected on July 31, 2025.

Net Revenues

For the three months ended September 30, 2025 and 2024, our revenues were $2.5 million and $4.8 million, respectively. Our total revenue decreased by $2.3 million, or 47.9%, primarily because we completed the acquisition of Proterra transit business unit in January 2024. With the acquisition, we were able to quickly fulfill existing sales order and turn inventory into sales in the three months ended September 30, 2024. Such a decrease was also because we incurred cash shortage issues starting from late 2024 which caused slow production of transit buses.

For the nine months ended September 30, 2025 and 2024, our revenues were $9.6 million and $26.2 million, respectively. Our total revenue decreased by $16.6 million, or 63.2%, primarily because we completed the acquisition of Proterra transit business unit in January 2024. With the acquisition, we were able to quickly fulfill existing sales order and turn inventory into sales in the nine months ended September 30, 2024. Such a decrease was also because we incurred cash shortage issues starting from late 2024 which caused slow production of transit buses.

For the three and nine months ended September 30, 2025 and 2024, our revenue breakdown by major categories for relevant periods was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Sales of transit buses	$1,710	$3,690	$6,908	$22,806
Sales of EVs	347	324	584	806
Sales of parts	178	183	792	229
Service revenue	127	—	592	—
Lease of EVs	71	—	161	—
Sales of forklifts	—	6	—	45
Others	58	569	607	2,338
	$ 2,491	$4,772	$9,644	$26,224

The following is a summary of the Group’s disaggregated revenues by timing of revenue recognition:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Point in time	$2,326	$4,439	$9,132	$25,333
Over time	165	333	512	891
	$2,491	$4,772	$9,644	$26,224

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

For the three months ended September 30, 2025 and 2024, our costs of revenues were $1.8 million and $3.7 million, respectively. The decrease in costs of revenues was primarily due to the decrease in transit bus and other sales.

For the nine months ended September 30, 2025 and 2024, our costs of revenues were $6.7 million and $20.8 million, respectively. The decrease in costs of revenues was primarily due to the decrease in transit bus and other sales.

Gross Margin

Gross profit is defined as revenues minus cost of revenues. Gross margin, stated as a percentage, is defined as gross profit divided by revenues.

For the three months ended September 30, 2025 and 2024, our combined gross margin was 26.9% and 23.4% respectively. The increase in margin for transit bus sales was mainly because there was only two transit buses sold during the three months ended September 30, 2025 with a relatively high selling price.

For the nine months ended September 30, 2025 and 2024, our combined gross margin was 30.6% and 20.8%, respectively. The increase of gross margin was primarily due to higher margins for both EV sales and transit buses sales. The increase in margin for transit bus sales was mainly because there was only a limited number of transit buses sold during the nine months ended September 30, 2025 with a relatively high selling price. The increase in margin for EV sales was mainly because there were only three EVs sold during the nine months ended September 30, 2025 with a relatively high selling price.

Operating Expenses

Operating expenses consist of selling, general, and administrative expenses as well as impairment on goodwill.

Our selling, general and administrative expenses consist primarily of salaries, research and development, professional service fees, rent expense, and office supplies expenses.

For the three months ended September 30, 2025 and 2024, our selling, general and administrative expenses were $2.6 million and $9.5 million, respectively. The decrease in selling, general and administrative expenses was largely due to a decrease in salary expenses because of decreased heads-count.

For the nine months ended September 30, 2025 and 2024, our selling, general and administrative expenses were $8.5 million and $27.1 million, respectively. The decrease in selling, general and administrative expenses was largely due to a decrease in salary expenses because of decreased heads-count.

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

Our other expense for the three months ended September 30, 2025, was $1.7 million, primarily due to the loss on change in fair value of warrant liability of $0.7 million and interest expense of $1.0 million.

Our other expenses for the three months ended September 30, 2024, was $1.0 million, primarily due to loss on change in fair value of warrant liability of $0.2 million and interest expense of $0.8 million, from short-term loan and debt discount amortization of convertible note.

Our other expenses for the nine months ended September 30, 2025, was $2.8 million, primarily due to interest expense of $3.2 million, partially offset by the gain on change in fair value of warrant liability of $0.3 million.

Our other income for the nine months ended September 30, 2024, was $35.5 million, primarily due to gain on bargain purchase of Proterra transit business unit of $32.1 million, gain on change in fair value of derivative liability of $0.6 million, and gain of change in fair value of warrant liability of $14.4 million, partially offset by the interest expense of $4.1 million resulted from short-term loan and debt discount amortization of convertible note, and loss on warrants issued in a private placement of $7.4 million.

Net Income (loss)

As a result of the above factors, the net loss for the three months ended September 30, 2025 and 2024, was $3.7 million and $5.6 million, respectively.

As a result of the above factors, the net loss for the nine months ended September 30, 2025 was $8.4 million, and the net income for the nine months ended September 30, 2024 was $14.1 million.

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

Warranty expense is recorded as a component of cost of sales in the condensed consolidated statements of operations. The balance of warranty reserves was $8.1 million and $14.3 million as of September 30, 2025 and December 31, 2024, respectively.

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

Liquidity and Capital Resources

We incurred a net loss of $8.4 million during the nine months ended September 30, 2025 and has incurred significant recurring losses before 2025. In addition, the cash flow used in operating activities was $5.8 million and we need to raise additional funds to sustain our operations. These factors raise substantial doubt as to our ability to continue as a going concern.

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

A summary of the cash flow activities is as follows:

	Nine months Ended	Nine months Ended
In thousands	September 30, 2025	September 30, 2024
Net cash used in operating activities:	$(5,793)	$(2,814)
Net cash used in investing activities	-	(10,113)
Net cash generated from financing activities	5,305	9,923
Net decrease in cash and cash equivalents	(488)	(3,004)

As of September 30, 2025, we had $0.3 million in cash and cash equivalents. Our primary sources of liquidity were from equity financing (through private offerings) as well as various types of debt financings.

Operating Activities

Net cash used in operating activities was $5.8 million for the nine months ended September 30, 2025, primarily as a result of a net loss of $8.4 million, adjusted by non-cash items of depreciation and amortization of $1.3 million, gain on change in fair value of warrant liability of $0.3 million, gain on warrant exercise of $0.3 million, reversal of warranty reserve of $6.2 million, amortization of right of use of assets of $0.8 million, and stock-based compensation of $0.6 million, and changes in operating assets and liabilities including (i) decrease in accounts receivable of $0.4 million due to collection of accounts receivable from sales of transit buses, (ii) decrease in inventories of $2.4 million due to certain inventories have been sold, (iii) decrease in prepaid expenses and other assets of $0.3 million; (iv) decrease in battery lease receivable of $0.1 million, (v) increase in accrued liabilities of $2.4 million mainly due to $0.8 million received from sale of battery leases, which is classified as a liability and $1.0 million of interest accrual on defaulted convertible note, (vi) increase in advance from customers of $2.5 million mainly due to new customer orders received, (vii) decrease in deferred revenue of $0.4 million mainly due to warranty revenue amortization, (viii) increase in other payable of $0.4 million and (ix) decrease in lease liabilities $1.4 million.

Net cash used in operating activities was $2.8 million for the nine months ended September 30, 2024, primarily as a result of (i) a net income of $14.1 million, adjusted by non-cash items of bargain purchase gain of $32.1 million from acquisition of Proterra, impairment loss of goodwill of $4.3 million, depreciation and amortization of $1.4 million, amortization of debt discount of convertible notes of $1.5 million, loss on warrants issued in a private placement of $7.4 million, gain on change in fair value of warrant liability of $14.4 million, deferred tax liability reversal of $5.2 million, gain on change in market value of derivative liability of $0.6 million, an accrual on warranty reserve of $0.9 million and amortization of right of use of assets of $0.7 million, and changes in operating assets and liabilities including (i) increase in accounts receivable of $5.4 million due to uncollected accounts receivable from sales of transit buses, (ii) decrease in inventories of $15.5 million due to certain inventories purchase from Proterra have been sold; (iii) increase in accrued liabilities of $4.8 million due to collection of partial proceeds from Zenobe as well as interest accrued for several short term loans, (iv) increase in accounts payable of $1.3 million mainly due to additional inventories purchased for upcoming manufacturing of transit buses, (v) increase in income tax payable of $ 0.7 million due to taxable bargain purchase gain from acquisition of Proterra, (vi) decrease in battery lease receivables of $0.5 million due to collection of receivables from customers, (vii) increase in prepaid expenses and other assets of $0.8 million, (viii) decrease in lease liabilities of $1.1 million, and (ix) increase in advance from customers of $4.9 million mainly due to collection of downpayments from transit bus sales.

Investing Activities

No investing activity occurred for the nine months ended September 30, 2025.

Net cash used in investing activities was $10.1 million for the nine months ended September 30, 2024, primarily because of acquisition of Proterra for a total consideration of $10 million.

Financing Activities

Net cash generated from financing activities was $5.3 million for the nine months ended September 30, 2025, primarily as a result of net proceeds from borrowing of $6.3 million, net proceeds from private placement of $0.6 million, partially offset by repayment to borrowings of $1.6 million.

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

Capital Expenditures

We incurred capital expenditures of nil and $10.1 million for the nine months ended September 30, 2025 and 2024, respectively. Our capital expenditures have historically been comprised of purchase of Proterra assets, equipment for our offices and production infrastructure. Our capital expenditures may increase in the future as we continue to invest in production and technology infrastructure.

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

Off-Balance Sheet Arrangements

As of September 30, 2025, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. We have not entered into any derivative contracts that are indexed to our own shares and classified as shareholder’s equity, or that are not reflected in our unaudited condensed consolidated financial statements. We do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2025, as such term is defined in Rules 13a - 15(e) and 15d - 15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were ineffective as of such date to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, on April 30, 2025, we received a notice from the Staff indicating that we were not in compliance with Listing Rule 5250(c)(1) due to our failure to file our Annual Report on Form 10-K for the year ended December 31, 2024. This matter served as an additional basis for delisting.

We appealed the delisting determination to a Nasdaq Hearings Panel (the “Panel”) on May 20, 2025. On June 9, 2025, the Company received a written decision from Nasdaq stating that the Panel had denied the Company’s request for continued listing. Accordingly, the Company’s common stock remains delisted and continues to trade on the OTC Pink Limited Market.

We had the right to request a review of the Panel’s decision by the Nasdaq Listing and Hearing Review Council (the “Council”) within 15 calendar days. The Council may also, on its own motion, initiate a review within 45 calendar days of the decision’s issuance. On June 24, 2025, we submitted a request for a review of the Panel’s decision by the Council.

On November 3, 2025, we received a letter from the Council indicating that it has deemed the appeal abandoned due to our failure to submit to the Council any arguments in support of our appeal and that the Staff will proceed to delist the Company’s securities in accordance with the June 9, 2025 Panel decision.

We have taken steps to address the identified deficiencies. On April 18, 2025, we held our 2024 annual meeting of stockholders and believe we have regained compliance with Listing Rule 5620(a). On May 30, 2025, we filed our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and believe we have regained compliance with Listing Rule 5250(c)(1).

We are continuing to take actions to regain full compliance with Nasdaq’s listing requirements. In particular, our board of directors implemented a 1-for-5 reverse stock split of its common stock effective as of July 31, 2025, which was intended to restore compliance with Rule 5550(a)(2).

There can be no assurance that these actions will result in the relisting on Nasdaq. We remain committed to pursuing all reasonable and strategic options to regain compliance and restore our listing on a national securities exchange.

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

Phoenix Motor Inc.

By:	/s/ Xiaofeng Denton Peng
Xiaofeng Denton Peng
Chairman and Chief Executive Officer (Principal executive officer)

By:	/s/ Xiaotong Tony Shen
Xiaotong Tony Chen
Chief Financial Officer (Principal financial and accounting officer)

Date: November 12, 2025

